Form 10-Q
period 1995-04-30
STERLING SUGARS INC
filed 1995-06-12
CIK 94185

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                                   FORM 10-Q

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended April 30, 1995

                                       OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

        For the transition period from_________________to__________________


                         COMMISSION FILE NUMBER  0-1287


                              STERLING SUGARS, INC.
        ____________________________________________________________________
                Exact name of registrant as specified in its charter


                 Delaware                              72-0327950
        _______________________________       ______________________________
        State or other jurisdiction of         IRS employer identification
        incorporation or organization                     number


            P. O. Box 572, Franklin, La.                   70538
        ____________________________________________________________________
        Address of principal executive offices            Zip Code


        Registrant's telephone number including area code       318 828 0620

                                  Not Applicable
        ____________________________________________________________________
        Former name, former address and former fiscal year, if changed since last report.

        Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and
        (2) has been subject to such filing requirments for the past 90 days.

        YES X  NO

        There were 2,500,000 common shares outstanding at May 31, 1995.


                                                  Exhibit index is on page 13
                                                  Total number of pages    14

                            STERLING SUGARS, INC.

                                 I N D E X

                                                                  PAGE
                                                                 NUMBER
        PART I:  FINANCIAL INFORMATION:

         ITEM 1. FINANCIAL STATEMENTS

                 Condensed balance sheets April 30, 1995
                 (unaudited) and January 31, 1995                  I-1

                 Statements of earnings and retained earnings
                 Three months ended April 30, 1995 and 1994
                 (unaudited)                                       I-2

                 Statements of cash flows Three months ended
                 April 30, 1995 and 1994 (unaudited)               I-3

                 Notes to condensed financial statements
                 Three months ended April 30, 1995 and 1994        I-5

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS     I-7

        PART II. OTHER INFORMATION:

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8K                  II-1

                            STERLING SUGARS, INC.
                          CONDENSED BALANCE SHEETS

                                                   April 30,    January 31,
                                                     1995          1995
                                                   UNAUDITED       NOTE
     ASSETS:                                    ---------------------------
      CURRENT ASSETS:
         Cash and short-term investments        $  1,141,205  $    623,237
         Accounts receivable                         356,906     2,276,977
         Inventories                               3,269,657     4,966,260
         Expenditures for future crops (Note B)    1,415,055       158,147
         Deferred income taxes                       562,200       562,200
         Other current assets                        396,619       186,686
                                                ------------- -------------
            TOTAL CURRENT ASSETS                $  7,141,642  $  8,773,507
                                                ------------- -------------
       Property, plant and equipment - net      $ 11,215,774  $ 11,027,196
                                                ------------- -------------
       Expenditures for future crops            $    485,708  $    382,938
                                                ------------- -------------
       Notes receivable - net of allowance      $    711,129  $    614,284
                                                ------------- -------------
       Deferred loan acquisition costs          $     78,752  $     81,706
                                                ------------- -------------
                                                $ 19,633,005  $ 20,879,631
                                                ============= =============
     LIABILITIES AND STOCKHOLDERS' EQUITY:
      CURRENT LIABILITIES:
        Accounts payable and accrued expenses   $  2,763,759  $  4,333,786
                                                ------------- -------------
            TOTAL CURRENT LIABILITIES           $  2,763,759  $  4,333,786
                                                ------------- -------------
       Long-term debt                           $  4,208,774  $  4,371,434
                                                ------------- -------------
       Deferred income taxes                    $    828,000  $    828,000
                                                ------------- -------------

     STOCKHOLDERS' EQUITY:
        Common stock                            $  2,500,000  $  2,500,000
        Additional paid in capital (Note C)           40,455         -
        Retained earnings                          9,292,017     8,968,456
                                                ------------- -------------
                                                $ 11,832,472  $ 11,468,456
        Less common stock in treasury (Note C)         -          (122,045)
                                                ------------- -------------
                                                  11,832,472  $ 11,346,411
                                                ------------- -------------
                                                $ 19,633,005  $ 20,879,631
                                                ============= =============

       NOTE: The balance sheet at January 31, 1995 has been taken from the audited financial statements at that date, and condensed.

                   See notes to condensed financial statements


                                      I-1                                -3-

                            STERLING SUGARS, INC.
                 STATEMENT OF EARNINGS AND RETAINED EARNINGS
                                 (UNAUDITED)

                                                THREE MONTHS ENDED APRIL 30
                                                ---------------------------
                                                      1995         1994
                                                      ----         ----
        REVENUES:

         Sugar and molasses sales                $ 1,920,033   $ 9,528,511
         Interest earned                              39,908         3,366
         Mineral leases and royalties                 31,495         5,351
         Gain on sale of depreciable assets          120,000           -
         Other                                       330,839        37,479
                                                 ------------  ------------
                                                 $ 2,442,275   $ 9,574,707
                                                 ------------  ------------

        COSTS AND EXPENSES:

         Cost of products sold                   $ 1,672,672   $ 9,204,985
         General and administrative                  146,506       159,522
         Interest expense                            101,225       134,869
                                                 ------------  ------------
                                                 $ 1,920,403   $ 9,499,376
                                                 ------------  ------------

        NET EARNINGS BEFORE INCOME TAXES         $   521,872   $    75,331
        INCOME TAXES                                 198,311        28,626
                                                 ------------  ------------
        NET EARNINGS                             $   323,561   $    46,705

        RETAINED EARNINGS AT BEGINNING OF PERIOD   8,968,456     8,226,073
                                                 ------------  ------------
        RETAINED EARNINGS AT END OF PERIOD       $ 9,292,017   $ 8,272,778
                                                 ============  ============

        NET EARNINGS PER SHARE                   $       .13   $       .02
                                                 ============  ============










                    See notes to condensed financial statements


                                      I-2                                 -4-

                            STERLING SUGARS, INC.
                           STATEMENT OF CASH FLOWS
                                (UNAUDITED)
                                                  THREE MONTHS ENDED APRIL 30
                                                  ---------------------------
                                                         1995       1994
                                                         ----       ----
   OPERATING ACTIVITIES:
    Net earnings                                    $   323,561  $    46,705
    Adjustments to reconcile net earnings to net
     cash provided by operating activities:
     Amoritization of loan costs                          2,954        2,953
     Depreciation                                       356,397      347,894
     Gain on sale of depreciable assets              (  120,000)        -
    Changes in operating assets and liabilities:
     Decrease in accounts receivable                  1,920,071      382,664
     Increase in notes receivable                    (   96,845)  (   53,511)
     Decrease in inventories                          1,696,603    9,201,237
     Increase in other current assets                (  209,933)  (   56,958)
     Increase in expenditures for future crops       (1,256,908)  (1,209,812)
     Decrease in accounts payable and accrued exp.   (1,262,587)  (1,093,044)
     Other items - net                               (  102,770)  (    9,529)
                                                    ------------ ------------
    Net cash provided by operating activities       $ 1,250,543  $ 7,558,599
                                                    ------------ ------------
    INVESTING ACTIVITIES:
     Purchase of property, plant and equipment      $(  544,975) $(  251,155)
     Proceeds from sale of depreciable assets           120,000         -
                                                    -----------  ------------
     Net cash used in investing activities          $(  424,975) $(  251,155)
                                                    ------------ ------------
    FINANCING ACTIVITIES:
     Proceeds from long-term debt                   $      -     $    82,157
     Proceeds from short-term debt                         -          57,050
     Payments on short-term debt                           -      (6,916,043)
     Payments on long-term debt                      (  409,465)  (  187,748)
     Proceeds from sale of treasury stock               111,865         -
                                                    ------------ ------------
     Net cash used in financing activities          $(  297,600) $(6,964,584)
                                                    ------------ ------------

    Increase in cash and temporary investments      $   517,968  $   342,860
    Cash and temporary investments at the
     beginning of the period                            623,237      543,963
                                                    ------------ ------------
    Cash and temporary investments at the
     end of the period                              $ 1,141,205  $   886,823
                                                    ============ ============



    Continued

                  See notes to condensed financial statements

                                      I-3                                 -5-

                            STERLING SUGARS, INC.
                           STATEMENT OF CASH FLOWS
                                (UNAUDITED)

      Supplemental information:

         Interest paid                              $   33,293  $   96,701
                                                    =========== ===========
         Income taxes paid                          $  350,000  $     -
                                                    =========== ===========

      Non-cash item:

         Accrued management fee paid by
          issuance of treasury stock                $   50,635  $     -
                                                    =========== ===========







































                                      I-4                               -6-

                            STERLING SUGARS, INC.
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                  THREE MONTHS ENDED APRIL 30, 1995 AND 1994
                      (UNAUDITED)          (CONTINUED)


        A. CONDENSED FINANCIAL STATEMENTS:

             The condensed balance sheets as of April 30, 1995, the statements of earnings and retained earnings for the three months ending April 30, 1995 and 1994, and the condensed statements of cash flows for the three month period then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at April 30, 1995 and for all periods presented have been made.

             Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the 1995 annual report to stockholders. The results of operations for the period ending April 30, 1995 are not necessarily indicative of the operating results expected for the full year.




























                                      I-5                                -7-

                            STERLING SUGARS, INC.
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                  THREE MONTHS ENDED APRIL 30, 1995 AND 1994
                                (UNAUDITED)

        B. EXPENDITURES FOR FUTURE CROPS:

             Expenditures incurred and income earned from sugar operations for the 1995 and 1994 crops have been deferred in order to properly match revenues and expenses. The deferred items are as follows:

                                                 THREE MONTHS ENDED APRIL 30
                                                 ---------------------------
                                                       1995        1994
                                                       ----        ----

           DEFERRED COSTS: (1995 AND 1994 CROPS)
            Factory                                $ 1,068,840  $ 1,094,538
            Plantations                                329,157      359,947
                                                   ------------ ------------
                                                   $ 1,397,997  $ 1,454,485
            Land preparation and planting costs
             1996 and 1995 crops respectively           17,058       12,664
                                                   ------------ ------------
                                                   $ 1,415,055  $ 1,467,149
                                                   ============ ============

        C. ADDITIONAL PAID IN CAPITAL:

             As discussed in Form 10-K, filed for the year ended January 31, 1995, the Company entered into a technical service agreement with
           M. A. Patout & Son, Ltd. (Patout). The agreement provided an option for Patout to purchase 50,000 shares of the Company's treasury stock at a price of $3.25 per share. In April, 1995 Patout exercised its option. For the 1994 quarter, there were no transactions involving treasury stock.


















                                 I-6                                -8-

                            STERLING SUGARS, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Results of Operations:

      Sugar and Molasses Sales:

         Sugar and molasses sales for the three months ended April 30, 1995 and 1994 were as follows:
                                                   1995        1994
                                                  ------      ------
            Raw sugar sales                    $ 1,655,343  $ 9,416,130
            Molasses sales                         264,690      112,381
                                               ------------ ------------
                                               $ 1,920,033  $ 9,528,511
                                               ============ ============
         For the first quarter of the Company's fiscal year ending January 31, 1996 (fiscal 1996), sales of raw sugar (1994 crop) decreased com-pared to the same quarter ending in fiscal 1995 (1993 crop). This de-crease is the result of the Company having marketed less sugar during the current quarter. At January 31, 1995, the Company had on hand approximately 10,238 tons of raw sugar available for sale to refiners as compared to 24,209 tons of raw sugar at January 31, 1994. As of April 30, 1994, the Company had sold and shipped 21,463 tons of raw sugar and had on hand 2,746 tons. For the quarter ending April 30, 1995, the Company had sold and shipped 3,650 tons of raw sugar and had on hand approximately 6,588 tons. Although the Company has far less sugar to market during fiscal 1996, it is uncertain when the Company will be able to market approximately 4,260 tons of the 6,588 tons held in inventory. The inability to market the sugar is the result of the United States Department of Agriculture (USDA) imposing marketing allot-ments whereby producers are limited on the amount of sugar marketed during a fiscal quarter. The Company, however, expects all sugar to be sold and shipped before the start of the 1995 crop. The sugar price for the 1994 crop increased slightly and is estimated at $21.89 cwt.
     For the 1993 crop the average raw sugar price was $21.73 cwt.

         As of January 31, 1995, the Company had on hand approximately 691,383 gallons of molasses all of which had been sold as of April 30, 1995. At January 31, 1994, the Company had approximately 394,726 gallons of molasses on hand all of which had been sold as of April 30, 1994. For the 1994 molasses crop, the Company received $.35 per gallon compared to $.29 per gallon for the sale of the 1993 molasses crop.

     Interest Earned:

         Interest earned increased to $39,908 for the quarter ended April 30, 1995 compared to $3,366 for the same period in 1994. The increase for the current period is primarily attributable to the Company receiving $25,528 in April, 1995 from the Sugarcane Safety Group for its share of interest earned on workers compensation reserve funds held by the group. The increase in the current period is also attributable to increases in short-term investments. At January 31, 1995, the Company had short-term investments of $437,303 compared to only $155,151 at January 31, 1994.

                                      I-7                                 -9-

     Mineral Leases and Royalties:

          For the quarter ended April 30, 1995, income from mineral leases and royalties increased to $31,495 compared to $5,351 for the period ending in 1994. The increase is attributable to an option executed on February 1, 1995 whereby an oil and gas lease was granted on 555 acres for $55,461. The lease contains a three year primary term. The in-crease in the current period is also attributable to the Company granting another oil and gas lease in February, 1995 on 274 acres for $20,528. This lease also has a three year primary term. Royalty income remained consistent for the first quarters of 1995 and 1994.

     Gain on the Sale of Depreciable Assets:

          The Company recognized a gain on the sale of obsolete machinery and equipment for the three month period ending April 30, 1995 of $120,000. For the same period ending in 1994, the Company had no gains from the sale of depreciable assets.

     Other Revenues:

          Other revenues, which consist mainly of miscellaneous income items, were $330,839 for the three month period ending April 30, 1995 and $37,479 for the same period ending in 1994. These revenues, which can vary considerably from year to year, generally include amounts received for the sale of scrap, permitting seismic surveys conducted for oil and gas exploration on Company owned land and other miscellaneous items.
     The sharp increase for the current quarter is the result of the Company receiving $318,032 in April, 1995 from the Sugarcane Safety Group repre-senting a return of capital from workers compensation reserve funds for years that had been closed out.

     Cost of Products Sold:

          Cost of products sold for the three month periods ended April 30, 1995 and 1994 were $1,672,672 and $9,204,985, respectively. Costs relating to sales are charged to cost of products sold. Accordingly, costs have decreased for 1995 as would be expected with the decrease in sales.

     General and Administrative Expenses:

          General and administrative expenses for the three months ended April 30, 1995 were $146,506 compared to $159,522 for the same period in 1994. The decrease in these expenses during the current period is primarily the result of reductions in miscellaneous expense items.










                                      I-8                                -10-

     Interest Expense:

          Interest expense decreased to $101,225 for the period ending April 30, 1995 from $134,869 for the same period ending in 1994. Although the Company retired $409,465 of long-term debt during the current quarter, the decrease in interest expense is primarily the result of decreases in short-term debt. At January 31, 1994, short-term debt outstanding totaled $7,529,003 whereas at January 31, 1995 the Company had no outstanding short-term debt.

     Income Taxes:

          The income taxes for the three month period ending April 30, 1995 and 1994 were recorded at the statutory rate of 38 percent which reflects the 34 percent federal corporate rate plus 4 percent state income taxes.

     Liquidity and Capital Resources:

          At April 30, 1995, the Company had working capital of $4,362,510 compared to $4,439,721 at January 31, 1995. The working capital ratios were 2.6 to 1 and 2.0 to 1, respectively.
          For the 1995 crop, the Company budgeted $1,822,000 for capital additions of which $1,722,000 is allocated for expansion of the raw house and an electrical substation. This expansion project is expected to increase the average daily grinding rate for the 1995 crop from 8,000 tons to an excess of 9,000 tons of cane per day. The expansion will also decrease lost time during grinding attributable to cleaning. Management expects to fund the cost of the capital additions from working capital and short-term borrowings through lines of credit available to the Company. For the 1995 idle season, the Company anticipates making short-term loans earlier than normal because of the imposition of marketing allotments by the USDA effective October 1, 1994. The allotments require the Company to hold approximately 4,260 tons of raw sugar in inventory until a reassignment of allotments is made by the USDA which is expected before October 1, 1995.

     Expenditures for Future Crops - Note B:

      Factory Deferred Costs:

         Factory deferred costs for the three month period ended April 30, 1995 was $1,068,840. Such costs for the same period in 1994 were $1,094,538. The decrease for 1995 was primarily the result of the Company budgeting less for maintenance and repairs in 1995 than it did for 1994. The budgeted amount for 1995 is $1,534,201 and for 1994 was $1,649,145.








                                      I-9                               -11-

     Plantation Deferred Costs:

         Plantation deferred costs decreased to $329,157 for the three month period ending April 30, 1995 from $359,947 for the same period in 1994. The decrease primarily results from the Company recognizing costs (i.e. fertilizing, lay-by) in the 1994 period earlier than in the 1995 period. For the 1995 crop, rainy weather extended the normal time for working the crop.















































                                      I-10                              -12-

        PART II - OTHER INFORMATION


         ITEM 6 - EXHIBITS AND REPORTS ON FORM 8K
                  (a) Exhibits - None
                  (b) Reports on Form 8K
                      No reports on Form 8K have been filed during the quarter for which this report is filed.
















































                                     II-1                                -13-

                                  SIGNATURES



        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             STERLING SUGARS, INC.
                                             ---------------------
                                                 (REGISTRANT)


     DATE     June 9, 1995                 By /S/ Craig P. Caillier
         ---------------------------          ---------------------
                                              CRAIG P. CAILLIER
                                              SENIOR VICE PRESIDENT
                                              AND GENERAL MANAGER



    DATE      June 9, 1995                 By /S/ Stanley H. Pipes
        ----------------------------          ---------------------
                                              STANLEY H. PIPES
                                              VICE PRESIDENT AND TREASURER


























                                     II-2                                -14-









[ARTICLE] 5

[PERIOD-TYPE]                   3-MOS
[FISCAL-YEAR-END]                          JAN-31-1995
[PERIOD-END]                               APR-30-1995
[CASH]                                         1141205
[SECURITIES]                                         0
[RECEIVABLES]                                   356906
[ALLOWANCES]                                         0
[INVENTORY]                                    3269657
[CURRENT-ASSETS]                               7141642
[PP&E]                                        11215774
[DEPRECIATION]                                  356397
[TOTAL-ASSETS]                                19633005
[CURRENT-LIABILITIES]                          2763759
[BONDS]                                              0
[COMMON]                                       2500000
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[OTHER-SE]                                     9332472
[TOTAL-LIABILITY-AND-EQUITY]                  19633005
[SALES]                                        1920033
[TOTAL-REVENUES]                               2442275
[CGS]                                          1672672
[TOTAL-COSTS]                                  1920403
[OTHER-EXPENSES]                                146506
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                              101225
[INCOME-PRETAX]                                 521872
[INCOME-TAX]                                    198311
[INCOME-CONTINUING]                             198311
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                    198311
[EPS-PRIMARY]                                      .13
[EPS-DILUTED]                                      .13