Form 10-Q
period 1995-07-31
STERLING SUGARS INC
filed 1995-09-19
CIK 94185

<Page 1>

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                                   FORM 10-Q

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended July 31, 1995

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

        YES X  NO

        There were 2,500,000 common shares outstanding at August 31, 1995.


                                                  Total number of pages    15

                                                                           -1-







<Page 2>
                            STERLING SUGARS, INC.

                                 I N D E X

                                                                  PAGE
                                                                 NUMBER
        PART I:  FINANCIAL INFORMATION:

         ITEM 1. FINANCIAL STATEMENTS

                 Condensed balance sheets July 31, 1995
                 (unaudited) and January 31, 1995                  I-1

                 Statements of earnings and retained earnings
                 Six months ended July 31, 1995 and 1994
                 (unaudited)                                       I-2

                 Statements of earnings and retained earnings      I-3
                 Three months ended July 31, 1995 and 1994
                 (unaudited)

                 Statements of cash flows
                 Six months ended July 31, 1995 and 1994
                 (unaudited)                                       I-4

                 Notes to condensed financial statements
                 Three & Six months ended July 31, 1995 and        I-6
                 1994

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS     I-8

        PART II. OTHER INFORMATION:

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8K                  II-1





















                                                                          -2-








<Page 3>
                            STERLING SUGARS, INC.
                          CONDENSED BALANCE SHEETS

                                                   July 31,    January 31,
                                                     1995          1995
                                                   UNAUDITED       NOTE
     ASSETS:                                    ---------------------------
      CURRENT ASSETS:
         Cash and short-term investments        $    156,977  $    623,237
         Accounts receivable                         382,174     2,276,977
         Inventories                               1,763,139     4,966,260
         Expenditures for future crops (Note B)    2,977,763       158,147
         Deferred income taxes                       562,200       562,200
         Other current assets                        292,507       186,686
                                                ------------- -------------
            TOTAL CURRENT ASSETS                $  6,134,760  $  8,773,507
                                                ------------- -------------
       Property, plant and equipment - net      $ 12,046,532  $ 11,027,196
                                                ------------- -------------
       Expenditures for future crops            $    485,708  $    382,938
                                                ------------- -------------
       Notes receivable - net of allowance      $    679,334  $    614,284
                                                ------------- -------------
       Deferred loan acquisition costs          $     75,799  $     81,706
                                                ------------- -------------
                                                $ 19,422,133  $ 20,879,631
                                                ============= =============
     LIABILITIES AND STOCKHOLDERS' EQUITY:
      CURRENT LIABILITIES:
        Accounts payable and accrued expenses   $  1,157,628  $  4,333,786
        Short-term debt                            1,457,493         -
                                                ------------- -------------
            TOTAL CURRENT LIABILITIES           $  2,615,121  $  4,333,786
                                                ------------- -------------
       Long-term debt                           $  4,135,578  $  4,371,434
                                                ------------- -------------
       Deferred income taxes                    $    828,000  $    828,000
                                                ------------- -------------

     STOCKHOLDERS' EQUITY:
        Common stock                            $  2,500,000  $  2,500,000
        Additional paid in capital (Note C)           40,455         -
        Retained earnings                          9,302,979     8,968,456
                                                 ------------- -------------
                                                 $ 11,843,434  $ 11,468,456
        Less common stock in treasury (Note C)         -          (122,045)
                                                 ------------- -------------
                                                 $ 11,843,434  $ 11,346,411
                                                ------------- -------------
                                                $ 19,422,133  $ 20,879,631
                                                ============= =============

       NOTE: The balance sheet at January 31, 1995 has been taken from the audited financial statements at that date, and condensed.

                   See notes to condensed financial statements

                                      I-1                                 -3-







<Page 4>
                            STERLING SUGARS, INC.
                 STATEMENT OF EARNINGS AND RETAINED EARNINGS
                                 (UNAUDITED)

                                                SIX MONTHS ENDED JULY 31
                                                ---------------------------
                                                      1995         1994
                                                      ----         ----
        REVENUES:

         Sugar and molasses sales                $ 3,707,078   $10,675,235
         Interest earned                              42,868         7,402
         Mineral leases and royalties                 58,709        17,434
         Gain on sale of land                           -           40,588
         Gain on sale of depreciable assets          120,000           499
         Other                                       350,252        48,716
                                                 ------------  ------------
                                                 $ 4,278,907   $10,789,874
                                                 ------------  ------------

        COSTS AND EXPENSES:

         Cost of products sold                   $ 3,179,135   $10,441,210
         General and administrative                  348,706       356,438
         Interest expense                            211,513       267,345
                                                 ------------  ------------
                                                 $ 3,739,354   $11,064,993
                                                 ------------  ------------

        NET EARNINGS (LOSS) BEFORE INCOME TAXES  $   539,553   $(  275,119)
        INCOME TAX EXPENSE (CREDIT)                  205,030    (  104,545)
                                                 ------------  ------------
        NET EARNINGS (LOSS)                      $   334,523   $(  170,574)

        RETAINED EARNINGS AT BEGINNING OF PERIOD   8,968,456     8,226,073
                                                 ------------  ------------
        RETAINED EARNINGS AT END OF PERIOD       $ 9,302,979   $ 8,055,499
                                                 ============  ============

        NET EARNINGS (LOSS) PER SHARE            $       .13   $(      .07)
                                                 ============  ============












                    See notes to condensed financial statements


                                      I-2                                 -4-








<Page 5>
                            STERLING SUGARS, INC.
                 STATEMENT OF EARNINGS AND RETAINED EARNINGS
                                 (UNAUDITED)

                                                THREE MONTHS ENDED JULY 31
                                                ---------------------------
                                                      1995         1994
                                                      ----         ----
        REVENUES:

         Sugar and molasses sales                $ 1,787,045   $ 1,146,724
         Interest earned                               2,960         4,036
         Mineral leases and royalties                 27,214        12,083
         Gain on sale of land                           -           40,588
         Gain on sale of depreciable assets             -              499
         Other                                        19,413        11,237
                                                 ------------  ------------
                                                 $ 1,836,632   $ 1,215,167
                                                 ------------  ------------

        COSTS AND EXPENSES:

         Cost of products sold                   $ 1,506,463   $ 1,236,225
         General and administrative                  202,200       196,916
         Interest expense                            110,288       132,476
                                                 ------------  ------------
                                                 $ 1,818,951   $ 1,565,617
                                                 ------------  ------------

        NET EARNINGS (LOSS) BEFORE INCOME TAXES  $    17,681   $(  350,450)
        INCOME TAX EXPENSE (CREDIT)                    6,719    (  133,171)
                                                 ------------  ------------
        NET EARNINGS (LOSS)                      $    10,962   $(  217,279)

        RETAINED EARNINGS AT BEGINNING OF PERIOD   9,292,017     8,272,778
                                                 ------------  ------------
        RETAINED EARNINGS AT END OF PERIOD       $ 9,302,979   $ 8,055,499
                                                 ============  ============

        NET EARNINGS (LOSS) PER SHARE            $       .00   $(      .09)
                                                 ============  ============












                    See notes to condensed financial statements


                                      I-3                                 -5-








<Page 6>
                            STERLING SUGARS, INC.
                           STATEMENT OF CASH FLOWS
                                (UNAUDITED)
                                                   SIX MONTHS ENDED JULY 31
                                                  ---------------------------
                                                         1995       1994
                                                         ----       ----
   OPERATING ACTIVITIES:
    Net earnings                                    $   334,523  $(  170,574)
    Adjustments to reconcile net earnings (loss) to
    net cash provided by operating activities:
     Amoritization of loan costs                          5,907        5,906
     Depreciation                                       712,795      695,788
     Gain on sale of land                                  -      (   40,588)
     Gain on sale of depreciable assets              (  120,000)  (      499)
    Changes in operating assets and liabilities:
     Decrease in accounts receivable                  1,894,803    1,083,798
     Increase in notes receivable                    (   65,050)  (   50,553)
     Decrease in inventories                          3,203,121   10,554,120
     (Increase) decrease in other current assets     (  105,821)      33,790
     Increase in expenditures for future crops       (2,819,616)  (2,744,350)
     Decrease in accounts payable and accrued exp.   (2,884,798)  (2,893,014)
     Other items - net                               (  102,770)  (    9,529)
                                                    ------------ ------------
    Net cash provided by operating activities       $    53,094  $ 6,464,295
                                                    ------------ ------------
    INVESTING ACTIVITIES:
     Purchase of property, plant and equipment      $(1,732,119) $(  455,644)
     Proceeds from sale of land                            -          40,588
     Proceeds from sale of depreciable assets           120,000          499
                                                    -----------  ------------
     Net cash used in investing activities          $(1,612,119) $(  414,557)
                                                    ------------ ------------
    FINANCING ACTIVITIES:
     Proceeds from short-term debt                  $ 2,103,398  $ 1,382,050
     Proceeds from long-term debt                          -          82,157
     Payments on short-term debt                     (  645,905)  (7,529,003)
     Payments on long-term debt                      (  476,593)  (  249,312)
     Proceeds from sale of treasury stock               111,865         -
                                                    ------------ ------------
     Net cash provided by (used in) financing
       activities                                   $ 1,092,765  $(6,314,108)
                                                    ------------ ------------

    Decrease in cash and temporary investments      $(  466,260) $(  264,370)
    Cash and temporary investments at the
     beginning of the period                            623,237      543,963
                                                    ------------ ------------
    Cash and temporary investments at the
     end of the period                              $   156,977  $   279,593
                                                    ============ ============
    Continued

                  See notes to condensed financial statements

                                      I-4                                 -6-









<Page 7>
                            STERLING SUGARS, INC.
                           STATEMENT OF CASH FLOWS
                                (UNAUDITED)

      Supplemental information:

         Interest paid                              $  220,782  $  308,130
                                                    =========== ===========
         Income taxes paid                          $  442,704  $     -
                                                    =========== ===========

      Non-cash item:

         Accrued management fee paid by
          issuance of treasury stock                $   50,635  $     -
                                                    =========== ===========








































                                      I-5                               -7-








<Page 8>

                            STERLING SUGARS, INC.
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
              THREE AND SIX MONTHS ENDED JULY 31, 1995 AND 1994
                      (UNAUDITED)          (CONTINUED)


        A. CONDENSED FINANCIAL STATEMENTS:

             The condensed balance sheets as of July 31, 1995, the statements of earnings and retained earnings for the three and six months ending July 31, 1995 and 1994, and the condensed statements of cash flows for the six month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at July 31, 1995 and for all periods presented have been made.

             Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the 1995 annual report to stockholders. The results of operations for the period ending July 31, 1995 are not necessarily indicative of the operating results expected for the full year.




























                                      I-6                                -8-








<Page 9>

                            STERLING SUGARS, INC.
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
              THREE AND SIX MONTHS ENDED JULY 31, 1995 AND 1994
                                (UNAUDITED)

        B. EXPENDITURES FOR FUTURE CROPS:

             Expenditures incurred and income earned from sugar operations for the 1995 and 1994 crops have been deferred in order to properly match revenues and expenses. The deferred items are as follows:

                                                  SIX MONTHS ENDED JULY 31
                                                 ---------------------------
                                                       1995        1994
                                                       ----        ----

           DEFERRED COSTS: (1995 AND 1994 CROPS)
            Factory                                $ 2,401,730  $ 2,480,451
            Plantations                                530,865      500,899
                                                   ------------ ------------
                                                   $ 2,932,595  $ 2,981,350
            Land preparation and planting costs
            1996 and 1995 crops respectively           45,168       20,337
                                                   ------------ ------------
                                                   $ 2,977,763  $ 3,001,687
                                                   ============ ============

        C. ADDITIONAL PAID IN CAPITAL:

             As discussed in Form 10-K, filed for the year ended January 31, 1995, the Company entered into a technical service agreement with
           M. A. Patout & Son, Ltd. (Patout). The agreement provided an option for Patout to purchase 50,000 shares of the Company's treasury stock at a price of $3.25 per share. In April, 1995 Patout exercised its option. For the 1994 period, there were no transactions involving treasury stock.


















                                 I-7                                -9-








<Page 10>
                            STERLING SUGARS, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Results of Operations:

      Sugar and Molasses Sales:

         Sugar and molasses sales for the six months ended July 31, 1995 and 1994 were as follows:
                                                   1995        1994
                                                  ------      ------
            Raw sugar sales                    $ 3,451,739  $10,538,915
            Molasses sales                         255,339      136,320
                                               ------------ ------------
                                               $ 3,707,078  $10,675,235
                                               ============ ============
         For the first six months of the Company's fiscal year ending January 31, 1996 (fiscal 1996), sales of raw sugar (1994 crop) decreased com-pared to the same period ending in fiscal 1995 (1993 crop). This de-crease is the result of the Company having marketed less sugar during the current period. At January 31, 1995, the Company had on hand approximately 10,238 tons of raw sugar available for sale to refiners as compared to 24,209 tons of raw sugar at January 31, 1994. As of July 31, 1994, the Company had sold and shipped 24,209 tons of raw sugar. For the six month period ending July 31, 1995, the Company had sold and shipped 7,542 tons of raw sugar of which 3,892 were sold and shipped during the second quarter. At July 31, 1995 2,696 tons of raw sugar were held in inventory. Although the Company has far less sugar to market in fiscal 1996, the remaining 2,696 tons of sugar from the 1994 crop is to be sold during October, 1995. The inability to market the sugar is the result of the United States Department of Agriculture (USDA) imposing marketing allotments whereby producers are limited on the amount of sugar marketed during a fiscal quarter. The sugar price for the 1994 crop increased slightly and is estimated at $21.89 cwt. For the 1993 crop the average raw sugar price was $21.73 cwt.

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

     Interest Earned:

         Interest earned increased to $42,868 for the six month period ended July 31, 1995 compared to $7,402 for the same period in 1994. The increase for the current period is primarily attributable to the Company receiving $25,528 in April, 1995 from the Sugarcane Safety Group for its share of interest earned on workers compensation reserve funds held by the group. The increase is also attributable to increases in short-term investments.


                                      I-8                                -10-








<Page 11>

     At January 31, 1995, the Company had short-term investments of $437,303 compared to only $155,151 at January 31, 1994. Interest earned for the quarter ended July 31, 1995 decreased and was $2,960 compared to $4,036 for the same period ending in 1994. The decrease is primarily attributable to a decrease in interest recognized on outstanding notes receivable.

     Mineral Leases and Royalties:

          For the quarter and six month period ended July 31, 1995, income from mineral leases and royalties was $27,214 and $58,709, respectively. For the same quarter and six month period ending in 1994, income from mineral leases and royalties was $12,083 and $17,434, respectively. The increases in income for the 1995 periods is attributable to an option executed on February 1, 1995 whereby an oil and gas lease was granted on 555 acres for $55,461. The lease contains a three year primary term. The increase in the 1995 period is also attributable to the Company granting another oil and gas lease in February, 1995 on 274 acres for $20,528. This lease also has a three year primary term. The Company also entered into a geophysical option agreement on April 1, 1995 for $10,166 covering 985 acres. The agreement expires March 31, 1996. Royalty income remained consistent for the 1995 and 1994 periods.

     Gain on sale of Land:

         The Company for the three and six month periods ending July 31, 1994, recognized a gain of $40,588 on the sale of 2.6 acres of bayou front property. This property, located in St. Mary Parish, was not suitable for growing sugarcane. For the three and six month periods ending July 31, 1995, the Company did not incur transactions involving the sale of land.

     Gain on the Sale of Depreciable Assets:

          The Company recognized a gain on the sale of obsolete machinery and equipment for the six month period ending July 31, 1995 of $120,000.
     For the quarter ending July 31, 1995 the Company had no gains from the sale of depreciable assets. For the three and six month period ending July 31, 1994, the Company recognized a gain of $499 from the sale of obselete machinery and equipment.

     Other Revenues:

          Other revenues increased for the three and six month periods ended July 31, 1995 compared to the same periods in 1994 and were $350,252 for the six month period ending July 31, 1995 and $48,716 for the period ending July 31, 1994. These revenues, which can vary considerably from year to year, generally include amounts received for the sale of scrap, permitting seismic surveys conducted for oil and gas exploration on Company owned land and other miscellaneous items. The sharp increase for the current period is the result of the Company receiving $318,032 in April, 1995 from the Sugarcane Safety Group representing a return of capital from workers compensation reserve funds for years that had been closed out.

                                       I-9                               -11-








<Page 12>
     Cost of Products Sold:

          Cost of products sold decreased for the three and six month periods ending July 31, 1995 and were $1,506,463 and $3,179,135, respectively. For the three and six month periods in 1994, cost of products sold were $1,236,225 and $10,441,210, respectively. Generally, cost of products sold are relative to decreases in sales for the period. However for the 1994 period, costs included adjustments for variations in market prices and estimated quantities.

     General and Administrative Expenses:

          General and administrative expenses for the six month period ended July 31, 1995 were $348,706 compared to $356,438 for the same period in 1994. The decrease in these expenses during the current period is primarily the result of reductions in miscellaneous expense items. Although the expenses have decreased for the six month period, for the quarter ended July 31, 1995 these expenses increased slightly from the same quarter ending in 1994 and were $202,200 for 1995 and 196,916 for 1994.

     Interest Expense:

          Interest expense decreased for the three and six month periods ending July 31, 1995 compared to the same periods in 1994 and were $211,513 for the six month period ending in 1995 and $267,345 for the six month period ending July 31, 1994. Although the Company retired $409,465 of long-term debt during the current six month period, the decrease in interest expense is primarily the result of decreases in short-term debt. At January 31, 1994, short- term debt outstanding totaled $7,529,003 whereas at January 31, 1995 the Company had no outstanding short-term debt.

     Income Taxes:

          The income tax expense (credit) for the three and six month period ending July 31, 1995 and 1994 were recorded at the statutory rate of 38 percent which reflects the 34 percent federal corporate rate plus 4 percent state income taxes.

     Liquidity and Capital Resources:

          At July 31, 1995, the Company had working capital of $3,519,639 compared to $4,439,721 at January 31, 1995. The working capital ratios were 2.3 to 1 and 2.0 to 1, respectively.
          For the 1995 crop, the Company budgeted $1,822,000 for capital additions of which $1,722,000 is allocated for expansion of the raw house and an electrical substation. This expansion project is expected to increase the average daily grinding rate for the 1995 crop from 8,000 tons to an excess of 9,000 tons of cane per day. The expansion will also decrease lost time during grinding attributable to cleaning. Management expects to fund the cost of the capital additions from working capital and short-term borrowings through lines of credit available to the Company. For the 1995 idle season, the Company anticipates making short-term loans earlier than normal because of the imposition of marketing allotments by the USDA effective October 1, 1994.

                                    I-10                                -12-







<Page 13>

         The allotments require the Company to hold approximately 2,696 tons of raw sugar in inventory until a reassignment of allotments is made by the USDA which is expected before October 1, 1995.

     Expenditures for Future Crops - Note B:

      Factory Deferred Costs:

         Factory deferred costs for the six month period ended July 31, 1995 was $2,401,730. Such costs for the same period in 1994 were $2,480,451. The decrease for 1995 was primarily the result of the Company budgeting less for maintenance and repairs in 1995 than it did for 1994. The budgeted amount for 1995 is $1,534,201 and for 1994 was $1,649,145.

      Plantation Deferred Costs:

         Plantation deferred costs increased to $530,865 for the six month period ending July 31, 1995 from $500,899 for the same period in 1994. The increase in the current period is primarily the result of the Company incurring an increase in cultivation costs to improve the cane crop on 1,192 acres of land farmed by the Company.

































                                       I-11                              -13-








<Page 14>

        PART II - OTHER INFORMATION


         ITEM 6 - EXHIBITS AND REPORTS ON FORM 8K
                  (a) Exhibits - None
                  (b) Reports on Form 8K
                      No reports on Form 8K have been filed during the quarter for which this report is filed.















































                                     II-1                                -14-








<Page 15>

                                  SIGNATURES



        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             STERLING SUGARS, INC.
                                             ---------------------
                                                 (REGISTRANT)


     DATE   September 12, 1995                By /S/ Craig P. Caillier
         ---------------------------          ---------------------
                                              CRAIG P. CAILLIER
                                              SENIOR VICE PRESIDENT
                                              AND GENERAL MANAGER



    DATE   September 12, 1995                 By /S/ Stanley H. Pipes
        ----------------------------          ---------------------
                                              STANLEY H. PIPES
                                              VICE PRESIDENT AND TREASURER



























                                     II-2                                -15-