Form 10-Q
period 1995-10-31
STERLING SUGARS INC
filed 1995-12-26
CIK 94185

<Page 1>

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                                   FORM 10-Q

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended October 31, 1995

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

        There were 2,500,000 common shares outstanding at November 30, 1995.


                                                  Total number of pages    15
                                                                           -1-







<Page 2>
                            STERLING SUGARS, INC.

                                 I N D E X

                                                                  PAGE
                                                                 NUMBER
        PART I:  FINANCIAL INFORMATION:

         ITEM 1. FINANCIAL STATEMENTS

                 Condensed balance sheets October 31, 1995
                 (unaudited) and January 31, 1995                  I-1

                 Statements of earnings and retained earnings
                 Nine months ended October 31, 1995 and 1994
                 (unaudited)                                       I-2

                 Statements of earnings and retained earnings      I-3
                 Three months ended October 31, 1995 and 1994
                 (unaudited)

                 Statements of cash flows
                 Nine months ended October 31, 1995 and 1994
                 (unaudited)                                       I-4

                 Notes to condensed financial statements
                 Three & nine months ended October 31, 1995 and    I-6
                 1994

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS     I-8

        PART II. OTHER INFORMATION:

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8K                  II-1






















                                                                          -2-







<Page 3>
                            STERLING SUGARS, INC.
                          CONDENSED BALANCE SHEETS

                                                  October 31,  January 31,
                                                     1995          1995
                                                   UNAUDITED       NOTE
     ASSETS:                                    ---------------------------
      CURRENT ASSETS:
         Cash and short-term investments        $     78,452  $    623,237
         Accounts receivable                       6,140,355     2,276,977
         Inventories                               3,155,014     4,966,260
         Expenditures for future crops (Note B)    1,074,011       158,147
         Deferred income taxes                       562,200       562,200
         Other current assets                        277,343       186,686
                                                ------------- -------------
            TOTAL CURRENT ASSETS                $ 11,287,375  $  8,773,507
                                                ------------- -------------
       Property, plant and equipment - net      $ 11,864,078  $ 11,027,196
                                                ------------- -------------
       Expenditures for future crops            $    514,976  $    382,938
                                                ------------- -------------
       Notes receivable - net of allowance      $    745,423  $    614,284
                                                ------------- -------------
       Deferred loan acquisition costs          $     72,846  $     81,706
                                                ------------- -------------
                                                $ 24,484,698  $ 20,879,631
                                                ============= =============
     LIABILITIES AND STOCKHOLDERS' EQUITY:
      CURRENT LIABILITIES:
        Accounts payable and accrued expenses   $  4,225,159  $  4,333,786
        Short-term debt                            3,500,000         -
                                                ------------- -------------
            TOTAL CURRENT LIABILITIES           $  7,725,159  $  4,333,786
                                                ------------- -------------
       Long-term debt                           $  4,093,902  $  4,371,434
                                                ------------- -------------
       Deferred income taxes                    $    828,000  $    828,000
                                                ------------- -------------

     STOCKHOLDERS' EQUITY:
        Common stock                            $  2,500,000  $  2,500,000
        Additional paid in capital (Note C)           40,455         -
        Retained earnings                          9,297,182     8,968,456
                                                 ------------- -------------
                                                 $ 11,837,637  $ 11,468,456
        Less common stock in treasury (Note C)         -          (122,045)
                                                 ------------- -------------
                                                 $ 11,837,637  $ 11,346,411
                                                ------------- -------------
                                                 $ 24,484,698  $ 20,879,631
                                                ============= =============

       NOTE: The balance sheet at January 31, 1995 has been taken from the audited financial statements at that date, and condensed.

                   See notes to condensed financial statements

                                      I-1                                -3-







<Page 4>
                            STERLING SUGARS, INC.
                 STATEMENT OF EARNINGS AND RETAINED EARNINGS
                                 (UNAUDITED)

                                               NINE MONTHS ENDED OCTOBER 31
                                               ----------------------------
                                                      1995         1994
                                                     ------       ------
        REVENUES:

         Sugar and molasses sales                $ 5,165,170   $10,675,235
         Interest earned                              43,501        10,434
         Mineral leases and royalties                 91,475        26,630
         Gain on sale of land                           -           40,588
         Gain on sale of depreciable assets          134,250           499
         Other                                       441,521       463,743
                                                 ------------  ------------
                                                 $ 5,875,917   $11,217,129
                                                 ------------  ------------

        COSTS AND EXPENSES:

         Cost of products sold                   $ 4,502,500   $10,441,210
         General and administrative                  489,939       519,729
         Interest expense                            353,274       420,452
                                                 ------------  ------------
                                                 $ 5,345,713   $11,381,391
                                                 ------------  ------------

        NET EARNINGS (LOSS) BEFORE INCOME TAXES  $   530,204   $(  164,262)
        INCOME TAX EXPENSE (CREDIT)                  201,478    (   62,420)
                                                 ------------  ------------
        NET EARNINGS (LOSS)                      $   328,726   $(  101,842)

        RETAINED EARNINGS AT BEGINNING OF PERIOD   8,968,456     8,226,073
                                                 ------------  ------------
        RETAINED EARNINGS AT END OF PERIOD       $ 9,297,182   $ 8,124,231
                                                 ============  ============

        NET EARNINGS (LOSS) PER SHARE            $       .13   $(      .04)
                                                 ============  ============













                    See notes to condensed financial statements


                                      I-2                                 -4-







<Page 5>
                            STERLING SUGARS, INC.
                 STATEMENT OF EARNINGS AND RETAINED EARNINGS
                                 (UNAUDITED)

                                              THREE MONTHS ENDED OCTOBER 31
                                              -----------------------------
                                                      1995         1994
                                                     ------       ------
        REVENUES:

         Sugar and molasses sales                $ 1,458,092   $     -
         Interest earned                                 633         3,032
         Mineral leases and royalties                 32,766         9,196
         Gain on sale of depreciable assets           14,250         -
         Other                                        91,269       415,027
                                                 ------------  ------------
                                                 $ 1,597,010   $   427,255
                                                 ------------  ------------


        COSTS AND EXPENSES:

         Cost of products sold                   $ 1,323,365   $     -
         General and administrative                  141,233       163,291
         Interest expense                            141,761       153,107
                                                 ------------  ------------
                                                 $ 1,606,359   $   316,398
                                                 ------------  ------------

        NET EARNINGS (LOSS) BEFORE INCOME TAXES  $(    9,349)  $   110,857
        INCOME TAX EXPENSE (CREDIT)               (    3,552)       42,126
                                                 ------------  ------------
        NET EARNINGS (LOSS)                      $(    5,797)   $   68,731

        RETAINED EARNINGS AT BEGINNING OF PERIOD   9,302,979     8,055,500
                                                 ------------  ------------
        RETAINED EARNINGS AT END OF PERIOD       $ 9,297,182   $ 8,124,231
                                                 ============  ============

        NET EARNINGS (LOSS) PER SHARE            $       .00   $       .03
                                                 ============  ============













                   See notes to condensed financial statements


                                      I-3                                 -5-






<Page 6>
                            STERLING SUGARS, INC.
                           STATEMENT OF CASH FLOWS
                                (UNAUDITED)
                                                NINE MONTHS ENDED OCTOBER 31
                                                ----------------------------
                                                         1995       1994
                                                        ------     ------
   OPERATING ACTIVITIES:
    Net earnings (Loss)                             $   328,726  $(  101,842)
    Adjustments to reconcile net earnings (loss) to
    net cash provided by (used in) operating activities:
     Amoritization of loan costs                          8,860        8,859
     Depreciation                                     1,307,402    1,043,682
     Gain on sale of land                                  -      (   40,588)
     Gain on sale of depreciable assets              (  134,250)  (      499)
    Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable      (3,863,378)  (3,710,275)
     Increase in notes receivable                    (  131,139)  (  191,674)
     Decrease in inventories                          1,811,246    8,830,176
     (Increase) decrease in other current assets     (   90,657)      82,853
     Increase in expenditures for future crops       (  915,864)  (1,813,105)
     Increase (decrease) in accounts payable
      and accrued expenses                           (  108,627)     885,002
     Other items - net                                  155,778   (    1,886)
                                                    ------------ ------------
    Net cash provided by (used in) operating        $(1,631,903) $ 4,990,703
      activities                                    ------------ ------------

    INVESTING ACTIVITIES:
     Purchase of property, plant and equipment      $(2,144,284) $(  500,192)
     Proceeds from sale of land                            -          40,588
     Proceeds from sale of depreciable assets           134,250          499
                                                    -----------  ------------
     Net cash used in investing activities          $(2,010,034) $(  459,105)
                                                    ------------ ------------
    FINANCING ACTIVITIES:
     Proceeds from short-term debt                  $ 6,538,398  $ 3,557,050
     Proceeds from long-term debt                          -          82,157
     Payments on short-term debt                     (3,038,398)  (7,529,003)
     Payments on long-term debt                      (  514,713)  (  284,180)
     Proceeds from sale of treasury stock               111,865         -
                                                    ------------ ------------
     Net cash provided by (used in) financing
       activities                                   $ 3,097,152  $(4,173,976)
                                                    ------------ ------------

    Decrease in cash and temporary investments      $(  544,785) $   357,622
    Cash and temporary investments at the
     beginning of the period                            623,237      543,963
                                                    ------------ ------------
    Cash and temporary investments at the
     end of the period                              $    78,452  $   901,585
                                                    ============ ============
    Continued


                   See notes to condensed financial statements

                                       I-4                                 -6-






<Page 7>
                            STERLING SUGARS, INC.
                           STATEMENT OF CASH FLOWS
                                (UNAUDITED)

      Supplemental information:

         Interest paid                              $  268,779  $  373,288
                                                    =========== ===========
         Income taxes paid                          $  439,325  $     -
                                                    =========== ===========

      Non-cash item:

         Accrued management fee paid by
          issuance of treasury stock                $   50,635  $     -
                                                    =========== ===========










































                                      I-5                               -7-






<Page 8>

                            STERLING SUGARS, INC.
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
            THREE AND NINE MONTHS ENDED OCTOBER 31, 1995 AND 1994
                      (UNAUDITED)          (CONTINUED)


        A. CONDENSED FINANCIAL STATEMENTS:

             The condensed balance sheets as of October 31, 1995, the statements of earnings and retained earnings for the three and nine months ending October 31, 1995 and 1994, and the condensed statements of cash flows for the nine month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at October 31, 1995 and for all periods presented have been made.

             Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the 1995 annual report to stockholders. The results of operations for the period ending October 31, 1995 are not necessarily indicative of the operating results expected for the full year.






























                                      I-6                                -8-






<Page 9>

                            STERLING SUGARS, INC.
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
            THREE AND NINE MONTHS ENDED OCTOBER 31, 1995 AND 1994
                                (UNAUDITED)

        B. EXPENDITURES FOR FUTURE CROPS:

             Due to the seasonality of the Company's business, recognition of expenditures incurred and income earned from sugar operations for the 1995 and 1994 crops have been deferred in order to properly match revenues and expenses. The deferred items are as follows:

                                                NINE MONTHS ENDED OCTOBER 31
                                                ----------------------------
                                                       1995        1994
                                                      ------      ------

            Sugar and molasses sales               $ 7,402,789  $ 7,804,861
                                                   ------------ ------------
            Costs and expenses:
               Factory                             $10,194,006  $10,936,247
               Plantations                             508,738      484,669
                                                   ------------ ------------
                                                   $10,702,744  $11,420,916
                                                   ------------ ------------
            Excess costs over sales                $ 3,299,955  $ 3,616,055
            Raw sugar and molasses inventories      (2,390,230)  (1,672,938)
                                                   ------------ ------------
                                                   $   909,725  $ 1,943,117
            Land preparation and planting costs
             1996 and 1995 crops respectively          164,286      127,325
                                                   ------------ ------------
                                                   $ 1,074,011  $ 2,070,442
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






<Page 10>
                            STERLING SUGARS, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Results of Operations:

      General Information:

         The Company's 1995 sugarcane grinding season (1995 crop) began on October 9, 1995. Generally, the Company plans to begin operations on or about October 1st of each year. However because of a possible threat of a hurricane, the start of the grinding season was delayed.
     At the present time, the Company anticipates processing approximately 760,000 tons of cane and expects to end the processing season on or about December 29, 1995. Initially the Company anticipated processing about 710,000 tons of cane. However as the grinding season progressed, growers recognized higher than normal yields of sugarcane per acre due to favorable weather conditions during the cane growing season. Last year for the 1994 crop, the Company processed a total of 606,112 tons of cane. Thus far, this year grinding operations have progressed extremely well. At present, the average daily grinding rate is 9,304 tons of cane compared to 8,159 tons of cane per day last year. Sugar yields per ton of cane for the 1995 crop are estimated at 213 pounds per ton of cane. For the 1994 crop, the sugar yield was 212 pounds per ton of cane.
          The market price to be received from sales of raw sugar produced from the 1995 crop is expected to be up slightly from the $21.73 per hundredweight (cwt.) received from the 1994 crop.

     Sugar and Molasses Sales:

          Sugar and molasses sales for the nine months ended October 31, 1995 and 1994 were as follows:
                                                1995         1994
                                               ------       ------
              Raw sugar sales              $ 4,909,831  $ 10,538,915
              Molasses sales                   255,339       136,320
                                           ------------ -------------
                                           $ 5,165,170  $ 10,675,235
                                           ============ =============


          For the first nine months of the Company's fiscal year ending January 31, 1996 (fiscal 1996), sales of raw sugar (1994 crop)
     decreased compared to the same period ending in fiscal 1995 (1993 crop). This decrease is the result of the Company having marketed less sugar during the current period due to the aggressive marketing by the Company of its 1994 crop before fiscal 1995 year end as compared to the Company's marketing of its 1993 crop. At January 31, 1995, the Company had on hand approximately 11,315 tons of raw sugar available as a result of such change in marketing strategy, for sale to refiners compared to 24,209 tons of raw sugar at January 31, 1994. During the first and second quarters of both years, the Company had sold and shipped 7,542 tons and 24,209 tons of raw sugar as of July 31, 1995 and July 31, 1994, respectively. The only sugar sales during the third quarter of fiscal 1996 and fiscal 1995 occurred in fiscal 1996 when the Company sold and shipped the remaining 1994 crop raw sugar inventory which totaled 3,773 tons.
                                       I-8                                -10-






<Page 11>

          As of January 31, 1995, the Company had on hand approximately 691,383 gallons of molasses all of which had been sold as of April 30, 1995. At January 31, 1994, the Company had approximately 394,726 gallons of molasses on hand all of which had been sold as of April 30, 1994. For the 1994 molasses crop, the Company received $.35 per gallon compared to $.29 per gallon for the 1993 crop. There were no sales of molasses during the third quarters of both years.

     Interest Earned:

         Interest earned increased to $43,501 for the nine month period ended October 31, 1995 compared to $10,434 for the same period in 1994. The increase for the current period is primarily attributable to the Company receiving $25,528 in April, 1995 from the Sugarcane Safety Group for its share of interest earned on workers compensation reserve funds held by the group. The increase is also attributable to increases in short-term investments. At January 31, 1995, the Company had short-term investments of $437,303 compared to only $155,151 at January 31, 1994. Interest earned for the quarter ended October 31, 1995 decreased and was $633 compared to $3,032 for the same period ending in 1994. The decrease is primarily attributable to a decrease in interest recognized on outstanding notes receivable.

     Mineral Leases and Royalties:

          For the quarter and nine month period ended October 31, 1995, income from mineral leases and royalties was $32,766 and $91,475, respectively. For the same quarter and nine month period ending in 1994, mineral leases and royalties were $9,196 and $26,630, respect-ively. The increases in income for the 1995 periods are attributable to an option executed on February 1, 1995 whereby an oil and gas lease was granted on 555 acres for $55,461. The lease contains a three year primary term. The increase in the 1995 period is also attributable to the Company granting another oil and gas lease in February, 1995 on 274 acres for $20,528. This lease also has a three year primary term. The Company also entered into a geophysical option agreement on April 1, 1995 for $10,166 covering 985 acres. The agreement expires March 31, 1996. Royalty income remained consistent for the 1995 and 1994 periods.

     Gain on sale of Land:

         The Company, for the nine month period ending October 31, 1994, recognized a gain of $40,588 on the sale of 2.6 acres of bayou front property. This property, located in St. Mary Parish, was not suitable for growing sugarcane. For the three and nine month periods ending October 31, 1995, the Company did not incur transactions involving the sale of land.

     Gain on the Sale of Depreciable Assets:

          The Company, for the three and nine month periods ending October 31, 1995 recognized gains of $14,250 and $134,250, respectively, from the sale of obsolete machinery and equipment. For the third quarter ending October 31, 1994, the Company had no gains from the sale of obsolete machinery and equipment. However, a gain of $499 was recognized for the nine month period ending in 1994.

                                         I-9                              -11-






<Page 12>

     Other Revenues:

          Other revenues decreased for the three and nine month periods ended October 31, 1995 compared to the same periods in 1994 and were $441,521 for the nine month period ending October 31, 1995 and $463,743 for the same period ending October 31, 1994. These revenues, which can vary considerably from year to year, generally include amounts received for the sale of scrap, permitting seismic surveys conducted for oil and gas exploration on Company owned land and other miscellaneous items. For the three month period ending October 31, 1994, other revenues included $29,565 received for granting a pipeline right of way on approximately .12 acres of land. Also, the Company received $221,086 from an insurance claim settlement for losses resulting from mechanical equipment failure during the 1993 processing season.

     Cost of Products Sold:

          Cost of products sold decreased for the three and nine month periods ending October 31, 1995 and were $1,323,365 and $4,502,500, respectively. For the nine month period ending in 1994, cost of
     products sold was $10,441,210.   Generally, cost of products sold are
     relative to increases or decreases in sales for the period. However for the 1994 period, costs included adjustments for variations in market prices and estimated quantities.

     General and Administrative Expenses:

          General and administrative expenses decreased for the three and nine month periods ended October 31, 1995 and were $141,233 and $489,939, respectively. These expenses for the same periods ending in 1994 were $163,291 and $519,729, respectively. The decrease in these expenses during the current periods is primarily the result of reductions in miscellaneous expense items.

     Interest Expense:

          Interest expense decreased for the three and nine month periods ending October 31, 1995 compared to the same periods in 1994 and were $353,274 for the nine month period ending in 1995 and $420,452 for the nine month period ending October 31, 1994. Although the Company retired $514,714 of long-term debt during the current nine month period, the decrease in interest expense is primarily the result of decreases in short-term debt. At January 31, 1994, short- term debt outstanding totaled $7,529,003 whereas at January 31, 1995 the Company had no outstanding short-term debt.

     Income Taxes:

          The income tax expense (credit) for the three and nine month periods ending October 31, 1995 and 1994 was recorded at the statutory rate of 38 percent which reflects the 34 percent federal corporate rate plus 4 percent state income taxes.

     Liquidity and Capital Resources:

          At October 31, 1995, the Company had working capital of $3,562,216 compared to $4,439,721 at January 31, 1995. The working capital ratios were 1.5 to 1 and 2.0 to 1, respectively.

                                     I-10                                -12-




<Page 13>

          For the 1995 crop, the Company incurred $2,144,284 for capital improvements. A major portion of the capital improvements included $1,519,000 for the expansion of the raw house and an electrical substation. The expansion of the raw house is expected to increase the average grinding rate for the 1995 crop to an excess of 9,000 tons of cane per day. Thus far, the Company has sustained a 9,304 ton per day average daily grinding rate after 64 days of the grinding season. The Company presently predicts the season will go 82 days and process about 760,000 tons of cane up from 606,112 tons of cane processed for the 1994 crop which was processed in 74 days. As in past years, the Company began making short-term loans during the idle season to fund idle season costs, capital addtions, as well as, the first weeks of grinding operations. The short-term funding requirement has not exceeded $4,400,000 for the 1995 crop and is expected to be paid in full by the end of the fiscal year.

     Expenditures for Future Crops - Note B:

          In order to match revenue and expenses, sugar and molasses sales relating to the 1995 crop of $7,402,789 have been deferred. Sales of $7,804,861 relating to the 1994 crop were deferred last year. Processing for the 1995 crop began October 9, 1995 and for the 1994 crop processing began October 3, 1994. The increase in deferred sales in 1994 is attributable to the Company shipping more raw sugar during the month of October, 1994 compared to the same period in 1995. In October, 1994, the Company had 29 grinding days compared to 23 grinding days in 1995.

      Factory Deferred Costs:

         Factory deferred costs decreased to $10,194,006 for the nine months ended October 31, 1995 from $10,936,247 for the nine months ended October 31, 1994. The decrease in deferred costs is primarily attributable to a decrease in the amount of sugarcane processed as of October 31, 1995 as compared to October 31, 1994. For the 1995 crop, the Company has processed a total of 199,126 tons of cane compared to 229,358 tons of cane for the 1994 crop as of October 31, 1994.

     Plantation Deferred Costs:

         Plantation deferred costs were $508,738 for the nine month period ending October 31, 1995 compared to $484,669 for the same period in 1994. The increase in the current period primarily results from the Company incurring an increase in cultivation costs to improve the cane crop on 1,192 acres of land farmed by the Company.

     Land Preparation and Deferred Planting Costs:

          Land preparation and deferred planting costs for the 1996 and 1995 crops have increased for the nine month period ending in 1995 and were $164,286 for the period ending October 31, 1995 and $127,325 for the period ending October 31, 1994. For the 1995 crop, the Company maintained approximately 428 acres of fallow land. For the 1996 crop, fallow land totaled approximately 327 acres. Although fallow acreage has decreased from 1995 to 1996, the deferred land preparation and planting costs have increased as a result of the Company incurring costs to improve drainage systems and planting good quality seed cane.


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




                                             STERLING SUGARS, INC.
                                             ---------------------
                                                 (REGISTRANT)


     DATE   December 13, 1995                By /S/ Craig P. Caillier
         ---------------------------         ------------------------
                                              CRAIG P. CAILLIER
                                              SENIOR VICE PRESIDENT
                                              AND GENERAL MANAGER



    DATE   December 13, 1995                 By /S/ Stanley H. Pipes
        ----------------------------         -------------------------
                                              STANLEY H. PIPES
                                              VICE PRESIDENT AND TREASURER





























                                     II-2                                -15-