Form 10-K
period 1996-01-31
STERLING SUGARS INC
filed 1996-04-30
CIK 94185

		UNITED STATES SECURITIES AND EXCHANGE COMMISSION
			    Washington, D. C.
			       Form 10K

  [X] Annual report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the fiscal year ended January 31, 1996

  [ ] Transition report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the transition period from ______To______

  Commission file number  0-1287
  ------------------------------
			    STERLING SUGARS, INC.
  --------------------------------------------------------------------------
	     (Exact name of registrant as specified in its charter)

	Delaware                                      72-0327950
  -------------------------------       ------------------------------------
  (State or other jurisdiction of       (IRS employer identification number)
   incorporation or organization)

    P. O. Box 572, Franklin, La.                           70538
  ----------------------------------------     -----------------------------
  (Address of principal executive offices)               (Zip Code)

  Registrant's telephone number including area code   (318) 828 0620
						   -------------------------
  Securities registered pursuant to Section 12d of the Act:

	Title of each class        Name of each exchange on which registered
	      None                                   None
  --------------------------       -----------------------------------------

  Securities registered pursuant to Section 12(G) of the Act:

  Common Stock $1 par value
  ---------------------------
      (Title of Class)

  Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and(2) has been subject to
  such filing requirements for the past 90 days.   Yes  X   No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. /__/

  The aggregate market value of the registrant's voting stock held on February 29, 1996 by non-affiliates of the registrant was $2,817,720. Such value has been computed on the basis of the average bid and asked prices of the stock and by excluding, from the 2,500,000 shares outstanding on that date, all stock beneficially owned by officers and directors of the registrant and by beneficial owners of more than five percent of its stock, even though all such persons may not be affiliates as defined in SEC rule 405.
							   Page 1 of 62 pages

  The number of shares of common stock outstanding as of April 19, 1996 was 2,500,000 shares.

  Documents incorporated by reference: Portion of Registrant's Proxy Statement dated April 26, 1996 are incorporated by reference into Part III.

  An exhibit index is located on page 33.

				    FORM 10-K

				      PART I
  ITEM 1-BUSINESS

	Sterling Sugars, Inc. is grower and processor of sugarcane from which it produces raw sugar and blackstrap molasses, a by-product. Cane residue (bagasse), also a by-product, is used as the primary fuel for the Company's steam boilers. The business is highly seasonal in that the processing season usually extends from early October to mid December or early January. For the fiscal year ended January 31, 1996 (referred to by the Company as "fiscal 1996"), the season began on October 9, 1995 and continued through December 29, 1995. From the crop grown during fiscal 1996 (referred to by the Company as the "1995 crop"), the factory processed 769,953 tons of sugarcane. During the previous year (fiscal 1995), the Company processed a total of 606,112 tons of cane in fiscal 1994, a total of 539,560 tons of cane were processed by the Company. Sugar production for 1996 is estimated at 80,696 tons. For fiscal 1995 and 1994 the Company produced 64,190 and 50,159 tons of raw sugar, respectively.

	Historically, the Company has had no difficulty in selling, at competitive prices, all of its raw sugar production to several refiners and all of its molasses production to two molasses distributors. The Company expects these marketing avenues to be open in the future.

	The raw sugar factory operated by the Company is situated on sixty-five acres of land outside the city of Franklin, Louisiana on Bayou Teche. The factory is one of the largest and most modern in the state with a grinding capacity of 10,500 tons of sugarcane per day.

	Sugarcane for processing is supplied to the factory from Company operated lands and by independent farmers in St. Mary, Iberia and surround-ing parishes. See Item 2, "Properties," incorporated herein by reference, for further information concerning properties owned and leased by the Company.

	The Company's farming operations produced a total of 20,509 tons of cane for the 1995 crop. This compares to 11,611 and 38,564 tons of cane for the 1994 and 1993 crops, respectively. During the year, the Company maintained its policy of leasing and subleasing farm lands to independent growers. This program has proven to be a success since being implemented in 1988. Further information on this subject is provided under Item 2, "Properties," incorporated herein by reference.

	The United States is a net importer of raw sugar, importing about one-fifth of its raw sugar requirements each year. In 1981, the Congress included sugar in the Food and Agriculture Act (the Farm Bill). The Act provided for a loan program which began in October, 1982. The loan program provided a support price that rose incrementally from 17 cents per pound for fiscal 1983 to 18 cents per pound for fiscal 1986, excluding

				    I-1                                  -2-
  transportation and other costs. This Farm Bill expired on December 31, 1985. However, the 18 cents per pound price support program was continued with enactment of the Food Security Act of 1985 signed into law by the President on December 23, 1985. This Act continued the support level on domestically grown sugarcane through 1990. The most significant new provision not in the previous farm bill was the requirement that the government operate the sugar portion of the bill "at no cost to the Federal Government by preventing the accumulation of sugar acquired by the Commodity Credit Corportation." In order to comply with this provision, it was necessary to reduce the amount of foreign sugar imported into this country so that the domestic price would be more attractive than the forfeiture of sugar to the Commodity Credit Corporation.

	On November 28, 1990 President Bush signed into law the Food, Agriculture, Conservation and Trade Act of 1990 (New Farm Bill). Major provisions of the sugar section of this Farm Bill include (1) an 18 cents per pound loan rate, (2) a nine month loan period, and (3) a minimum foreign import quota of 1.25 million short tons of raw sugar with marketing controls on domestic cane and beet production under certain conditions.
  The New Farm Bill, which took affect in 1991, has not had any significant impact on the domestic sugar industry and none is expected. Also in 1991 Congress passed the Omnibus Budget Reconciliation Act of 1990 which amended the Agricultural Act of 1949 and requires that a marketing assessment be imposed on sugar processed from domestically grown sugarcane at one percent of the loan rate. The assessment, which began with the 1991 crop, is .18 cents per pound and increased to .198 cents per pound for the 1994 and 1995 crops. The Food, Agriculture, Conservation and Trade Act of 1990 expired on December 31, 1995. On April 4, 1996 President Clinton signed the new Federal Agricultural Improvement and Reform Act (FAIR) otherwise known as the Freedom to Farm Bill. This seven year farm bill, starting with the 1996 crop, includes an 18 cent loan rate with loans not to exceed nine months. The no cost provision to the Federal Treasury is retained and marketing allotments have been suspended through the year 2002. The marketing assessment, currently at 1.10% of the loan rate, is increased to 1.375%. Loans become non-recourse if the sugar import quota rises above 1.5 million short tons. Also, a one cent per pound penalty assessment is made on sugar pledged as collateral and forfeited to the government for non-recourse loans.
  After the year 2002, the domestic sugar industry may be without a sugar program and consequently will have to compete in a global market to produce and sell raw sugar.

       The Company does not engage in research activities itself, but numerous experiments and research activities are conducted for the benefit of the sugar industry as a whole by the American Sugar Cane League, Louisiana State University and the United States Department of Agriculuture Experiment Station in Houma, Louisiana. The Company supports these agencies by providing land for some of the research and experimentation. The agencies have released several improved varieties of sugarcane in recent years which have proved beneficial to the farmers.

	Over the years, despite costly remedial actions by the Company, opacity problems at the Company's factory have not been completely resolved resulting in citations from the Air Quality Control Division of the Louisiana State Office of Environmental Protection (the Agency) for exceeding opacity limits for stack emissions. The most recent notice violation was issued in November, 1992 and resulted in the issuance of an amended compliance order dated June 4, 1993.

				     I-2                                -3-

  On March 10, 1994 the compliance order was amended a second time to delay the requirements of the order by one year because of the Company's poor financial results of fiscal 1994. The requirments of the amended compliance order are as follows: (1) install a wet scrubber on boiler No. 2 by October 1, 1995 or the beginning of the 1995 grinding operation, whichever comes first (2) retrofit boiler No. 5 with new Spreader-Stoker furnaces and ash and air handling systems to include a wet scrubber, that will be sized to service both boiler No. 4 and No. 5 by October 1, 1996,
  (3) retrofit boiler No. 4 with new Spreader-Stoker furnaces and ash and air handling systems to be connected to the wet scrubber (to be installed in 1996) by October 1, 1997, and (4) increase the No. 6 boiler induced draft system by installing a larger fan and drive by October 1, 1998. Requirement number one was completed prior to the 1995 grinding season. For fiscal 1997, to comply with requirements 2 and 3, the Company began to retrofit boiler no. 4 with new speader stoker furnaces and ash and air handling systems including a wet scrubber. Retrofitting boiler no. 4 prior to boiler no. 5 is more feasible since it is closest to the existing boilers. Furthermore, the plans for retrofitting boiler no. 5 includes installation of its own wet scrubber for better performance. This project is planned for fiscal 1998 in accordance with the compliance order. Also for fiscal 1997, the Company will increase the no. 6 boiler induced draft system capacity by installing a new and larger fan and drive (compliance order no. 4) along with a wet scrubber. Both projects are expected to be completed prior to 1996 grinding season.

       Company employment for the year ended January 31, 1996 was as follows:

					  Factory            Agriculture
				      ---------------     -----------------
      Year round employees                  75                   11
      Seasonal and temporary employees      88                   49
					 --------             --------
					   163                   60
					 ========              =======
  Further information respecting the Company's business is given under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," incorporated herein by reference.


  ITEM 2 -PROPERTIES

	Land owned by the Company by parishes and suitability of land for cultivation is as follows:

			    St. Mary    Iberia    St. Landry     Total
			    ------------------------------------------
       Cultivable             4,684      1,560        -         6,244
       Non-cultivable         3,875      1,302        121       5,298
       Plant site                65                                65
			    --------   --------      ------   --------
			      8,624      2,862        121      11,607
			    ========   ========      ======   ========
	Of the cultivable land, approximately 270 acres are operated by the Company. Approximately 4,414 acres in St. Mary Parish and 1,560 acres in Iberia Parish (Peebles Plantation) are leased to tenants for the growing of



				     I-3                                 -4-
  sugarcane. Of the leases in effect, one covering 1,560 acres (Peebles Plantation) expired in 1995 and was renewed under basically the same terms and conditions as the previous lease. Another lease covering 818 acres also expired in 1995 but contained an option to renew for five years. The option on this lease was exercised by the tenant. One lease covering 169 acres will expire in 1996 and a lease covering 424 acres will expire in 1997. During 1998, one lease on 410 acres will expire but contains an option to renew for an additional five years. In 1999 two leases covering 308 acres will expire. Also in 1999, two leases covering 2,285 acres will expire but contain options to renew for additional five year periods. One of the leases expiring in 1999 includes 1,870 acres formerly part of Sterling's farm division now leased to an independent grower.

	In addition to Company owned land, about 9,522 acres in St. Mary, Iberia and surrounding parishes are leased to the Company for growing sugarcane. The land currently leased by the Company is subleased to independent growers. Past experience indicates that small independent growers do a better job of farming than can be done by a very large agricultural operation. Arrangements have been made for the Company to process the sugarcane grown from the subleased premises.

	The Company's plant site, consisting of a factory compound and main office, is located on Bayou Teche just outside the city of Franklin, Louisiana. The factory compound is comprised of the raw sugar mill, warehouses, shipping and receiving facilities, truck and tractor repair garage and large areas for the storage of sugarcane.

	Of the 11,607 acres of land owned by the Company, approximately 890 acres are being held by production, primarily from the LGS Sterling No. 1 well and C. M. Cremaldi No. 2 well. The Sterling No. 1 well was completed by the Company's lessee, LGS Exploration, Inc. during December, 1984.
  During September, 1991 the well experienced production problems and in January 1992 production was restored but at significantly reduced rates.
  On July 31, 1992 the Company entered into a unitization agreement for the Sterling No. 1 well whereby several individual units existing at the 6,800' sand Charenton Field would operate as one unit. As part of the agreement the Company maintained a twenty-five percent interest in the 34.5 acre unit. Prior to unitization, oil production from the well for fiscal 1993 was only 345 barrels compared to 2,820 and 7,172 barrels of oil in fiscal 1992 and 1991, respectively. In the fourth quarter of 1993, the Company collected $39,274 for its share of oil and gas production from November, 1991 through November, 1992 from the new unit. During fiscal 1995, oil production from the unit declined and was approximately 18,423 barrels compared to 30,038 barrels in fiscal 1994. In fiscal 1996, oil production from the unit was 14,881 barrels. The price received per barrel of oil for fiscal 1996, 1995 and 1994 was $17.01, $15.32 and $18.22, respectively. For fiscal 1996, was no gas production from the unit. For fiscal 1995 and 1994, the Company had income from gas production from the unit. In September, 1995 the Company began receiving royalty income from the C. M. Cremaldi well. Although some income is derived from oil production, the primary income thus far has been from gas production. Sterling maintains approximately 274 acres in the 4,000 acre unit. The site is a re-completion unit that was inactive since December, 1986. In February, 1995 the Company granted an oil and gas lease for $20,528 on the 274 acres. The lease agreement has a three year primary term.
       Also in fiscal 1996, the Company entered into a geophysical option



				     I-4                                -5-
  agreement dated April 1, 1995 for $10,166 covering 985 acres. This agreement expired March 31, 1996. During fiscal 1995, the Company entered into a geophysical agreement on approximately 1,200 acres of land for $12,002 whereby the Company granted an option for one year to acquire an oil and gas lease. On February 1, 1995, the option was exercised and a lease granted for a one year term on approximately 555 acres for $55,461. The lease contains a three year primary term. In February, 1996 the lease was extended one additional year. During fiscal 1994, the Company had no income from oil and gas lease activities.

	The Company's activities with respect to oil and gas are limited to the granting of leases and the collection of bonuses, delay rentals and landowner royalties thereunder. Accordingly only limited information, furnished primarily by the Company's lessees, has been included with respect to oil and gas operations affecting Company lands. Complete information respecting these and related matters, such as proved reserves, are unavail-able to the Company and cannot be obtained without unreasonable effort and expense.

	See also Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," incorporated herein by reference, for further information on mineral operations on Company lands.

  ITEM 3 - LEGAL PROCEEDINGS

	Although no material legal proceedings are pending or known to comtemplated by governmental authorities, attention is invited to Item 1, "Business," incorporated herein by reference, for information respecting citations issued to the Company by the Air Quality Control Division of the Louisiana State Office of Environmental Protection.

  ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	Not applicable.























				     I-5                                 -6-

				  PART II

  ITEM 5 - MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER
	   MATTERS

	As of April 11, 1996 there were approximately 745 holders of record of the Company's stock which is traded in the over-the-counter market. The Company's stock transfer agent and registrar is Boatmen's Trust Company, P.
  O. Box 14737, St. Louis, Missouri 63178.

	The following table shows the range of high and low bid quotations for the Company's stock for each quarterly period during the last two years, as quoted by the National Quotation Bureau, Inc. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily reflect actual transactions. No dividends were declared by the Company during the two year period.

						  Range of Prices
					      ------------------------
       Fiscal 1996                             High               Low
      -------------                           ------             ------

	   First Quarter                       5-1/2             4-3/4
	   Second Quarter                      6                 5
	   Third Quarter                       5-3/4             5-1/8
	   Fourth Quarter                      6-1/8             5-1/8

       Fiscal 1995
      -------------
	   First Quarter                      $4-7/8            $3-7/8
	   Second Quarter                      4-3/4             4-1/8
	   Third Quarter                       4-1/2             4-1/8
	   Fourth Quarter                      5-5/8             4-1/4

























				    II-1                                -7-

 ITEM 6 - SELECTED FINANCIAL DATA

				   Year ended January 31
				 -------------------------
		   1996       1995         1994        1993         1992
	       ----------- ----------- -----------  -----------  -----------
  Revenues     $29,644,559 $34,250,584 $13,932,753  $19,006,667  $22,444,917

  Net Earnings
    (Loss)     $ 2,119,609 $   742,783 $  (983,319) $  (552,812) $   262,413

  Net Earnings
   (Loss per
    Share)     $       .85 $       .30 $      (.40) $      (.23) $       .11

  Cash Dividends
   Paid per
    Share      $       -   $       -   $       -    $       -    $       -

  AT YEAR END:

  Total assets $27,969,569 $20,879,631 $26,513,324  $20,887,211  $17,517,019

  Long-term
   Debt        $ 4,017,469 $ 4,371,434 $ 4,694,236  $ 4,390,691  $   816,970

  Working
   Capital     $ 5,169,044 $ 4,493,736 $ 3,121,514  $ 5,840,963  $ 2,692,207

  Stockholders'
   Equity      $13,628,520 $11,346,411 $10,604,028  $11,587,347  $12,140,159



























				    II-2                                -8-

ITEM 7-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Fiscal 1996 (1995 crop) was a very good one for the Company with net earnings of $2,119,609 or $.85 per share. Net earnings for the fiscal year ending January 31, 1995 (1994 crop) were $742,383 or $.30 per share. The Company for fiscal 1994 (1993 crop) had a net loss of $983,319 or $.40 cents per share. The net earnings for fiscal 1996 are the highest since the fiscal year ending January 31, 1981 (1980 crop) when the Company had net earnings of $3,366,192 or $1.37 per share. The earnings in fiscal 1981 were primarily the result of a significant increase in the selling price for raw sugar marketed which averaged 33.30 cents per pound.

     The success of the Company over the past year is attributable to several factors. The Company's management team continues to build a good working relationship with its' employees and growers. Good relations with employees translates into good performance in the factory. Also, improved grower relations has led to increases in cane deliveries to the mill. For fiscal 1996, the Company set a new record for tons of cane processed in one grinding season. In addition, a new daily grinding rate record was set. The 1995 crop was also one of the best years in recent history as far as yield of sugarcane per acre. It is estimated that on average growers yielded approximately 28 tons of cane per acre compared to normal yields of 25 tons per acre. This past year was one of the best growing seasons in many years due to favorable weather and improved seed varieties through an industry supported breeding program.
     For the 1995 crop, the Company processed 769,953 tons of cane. This was a new record for tons processed and exceeded the record set for the 1994 crop when 606,112 tons of cane were processed. For the 1993 crop, the Company processed a total of 539,560 tons of cane.
     For the 1995 crop, the Company increased its grinding rate to an average of 9,457 tons of cane per day. This is an increase over the previous year (1994 crop) when the average grinding rate was 8,159 tons of cane per day.
For the 1993 crop, the average grinding rate was 7,291 tons of cane per day. The 1995 crop was processed in 81 days compared to 74 days for the 1994 and 1993 crops. The capital additions placed in service since the 1994 crop and future additions will continue to focus mainly on increasing the daily grinding capacity of the factory in an effort to create more efficiencies thereby reducing costs while matching the total cane supply.
     Sugar yields per ton of cane for the 1995 crop are estimated at 210 pounds per ton of cane. This yield is slightly less than the 212 pound yield for the 1994 crop. For the 1993 crop, the sugar yield per ton of cane was
186 pounds. Sugar yields per ton of cane for 1995 and 1994 remained relatively high. For the four years prior to 1994, the sugar yield averaged 196 pounds per ton of cane.
     With the increase in tons of sugarcane processed for the 1995 crop at a relatively high yield, the Company expects to produce approximately 80,696 tons of raw sugar. This compares to 64,190 and 50,159 tons of raw sugar for the 1994 and 1993 crops, respectively.
     For the 1995 crop, the Company's agricultural division produced 20,509 tons of sugarcane on 798 mill acres compared to 11,611 tons of sugarcane for the 1994 crop on 681 mill acres. For the 1993 crop, the agricultural division
produced a total of 38,564 tons of sugarcane on 1,852 mill acres.   In
February, 1994, the Company leased 1,870 cultivable acres to an independent farmer which resulted in the reduction in tons of sugarcane produced for the


				     II-3                               -9-

1995 and 1994 crops compared to the 1993 crop. It is Company policy to lease agricultural lands to independent farmers, where possible, thereby reducing capital requirements and the risks inherent in farming. Despite the reduction, the Company still farms approximately 1,192 cultivable acres consisting primarily of marginal lands. Since 1994, the Company has continued to incur costs to improve sugarcane yields on these marginal lands. For the 1995 crop, the sugarcane yield was 25.7 tons per acre compared to 17.0 tons per acre for the 1994 crop. Management continues to negotiate with possible grower tenants to farm these acres thereby further reducing the number of acres farmed by the Company.
     The Statement of Earnings for the three years ended January 31, 1996, 1995 and 1994 reflect sales of raw sugar and molasses of $28,495,085, $33,768,134 and $13,435,714, respectively. Sugar marketed for fiscal 1996 was 61,278 tons. This compares to 77,294 and 30,046 tons of sugar marketed during fiscal 1995 and 1994, respectively. The decrease in sugar marketed for fiscal 1996 is primarily the result of a reduced amount of raw sugar inventory available for marketing because of the small ending inventory for fiscal 1995. Inventories for fiscal 1996, 1995 and 1994 were 30,250, 10,238 and 24,209, respectively. Average prices received for sugar marketed have increased over the past three years which is attributable, in part, to management's
aggressive marketing policies.   Average prices of sugar for the 1995, 1994
and 1993 crops were $22.47, $22.00 and $21.73 cwt., respectively.
     Interest earned has continued to increase over the past three years and was $45,864, $29,350 and $26,198 for fiscal 1996, 1995 and 1994, respectively.
The increases are primarily the result of the Company having more funds available for short-term investments because of increases in net earnings and working capital.
     Income from mineral leases and royalties was $114,926, $37,393 and $49,988 for fiscal 1996, 1995 and 1994, respectively. The increase in income for the current fiscal year is attributable to an option executed on February 1, 1995 whereby an oil and gas lease was granted on 555 acres for $55,461. Also in February, 1995, an oil and gas lease was granted for $20,528 on 274 acres. Both of these leases have a three year primary term. Also in fiscal 1996, the Company entered into a geophysical option agreement dated April 1, 1995 for $10,166 covering 985 acres. This agreement expired March 31, 1996. During fiscal 1995, the Company had entered into a geophysical option agreement covering approximately 1,200 acres of land and received $12,002 for the option.
     For fiscal 1996, the Company recognized a gain on the disposition of property and equipment of $145,076. This compared to gains recognized in fiscal 1995 and 1994 of $11,331 and $80,820, respectively. These gains are primarily attributable to sales of obsolete machinery and equipment.
     Other revenues consist primarily of amounts received from cane land rentals and permitting seismic surveys conducted for oil and gas exploration. For the current fiscal year, other revenues were $843,608. For the two previous fiscal years, other revenues totaled $404,376 and $340,033, respectively. For the last two fiscal years, other revenues have increased
primarily because of cane land rental income.   For fiscal 1996, 1995 and
1994, cane land rental income was $602,185, $368,848 and $249,748, respectively. During fiscal 1996 and 1995, the Company had no seismic permitting income. Seismic permitting income was $9,800 for fiscal 1994.
     Cost of products sold for each of the three years ending in 1996, 1995 and 1994 were $24,952,455, $31,558,282 and $13,923,827, respectively. The cost of products sold in each of these years are relative to the sale of sugar and molasses for the three years.


				     II-4                               -10-

     General and administrative expenses for fiscal 1996 totaled $954,809. These expenses in fiscal 1995 were $802,768 and in fiscal 1994 were $1,372,865. Although the Company has taken measures to reduce these expenses over the last two years, the current fiscal year's expenses increased primarily because of incentive payments to employees and key management personnel. The increase in fiscal 1994 was the result of an accrual, for financial reporting purposes, the present value of all future payments required under an amended employment agreement with a retired executive officer of the Company. Also in fiscal 1994, the Company recorded a reserve of $84,911 for amounts due from growers under cane purchase agreements.
     Interest and loan expenses for each of the three fiscal years ending in 1996, 1995 and 1994 totaled $522,667, $591,650 and $534,380, respectively.
For each of these years, the majority of these expenses were for interest incurred on a $4,000,000 long-term loan made in April, 1992. These amounts also include interest on short-term borrowings each year to cover working capital requirements. The increase for fiscal 1995 resulted from $37,721 of interest expense incurred on $7,529,003 short-term debt outstanding at January 31, 1994 but retired in fiscal 1995.
     For fiscal 1996 and 1995, the Company recognized income tax expenses of $1,095,019 and $555,501, respectively. For fiscal 1994, the Company recognized an income tax credit of $715,000. The income tax expense and credit are explained in Footnote 4, Notes to Financial Statements, on pages
22 and 23 of this report.
     During fiscal 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, effective February, 1993. This statement supersedes Accounting Principles Board Opinion No. 11. The cumulative effect of adopting SFAS No. 109 was to decrease the fiscal 1994 loss by $200,000 or $.08 per share.
     Over the last two years, the liquidity of the Company has continued to improve. The current ratio at January 31, 1996 was 1.5 to 1 compared to 2.0 to 1 and 1.3 to 1 at January 31, 1995 and 1994, respectively. The decline in the current ratio for the current fiscal year is primarily the result of maintaining short-term debt of $3,658,334 at January 31, 1996 because of an increase in the amounts paid to growers for the additional volume of sugarcane processed for the 1995 crop. Subsequent to January 31, 1996, the short-term debt was paid as the raw sugar inventory was sold.
     The Company, in keeping with its pledge to be cost efficient and prepare itself for business in a global economy, has budgeted $2,525,000 in capital additions to the factory for fiscal 1997. These additions are expected to increase the average daily grinding rate to in excess to 10,000 tons. These additions include expansion to the raw house on the pan floor and centrifugal stations areas. Also improvements are being made to steam boilers No. 4 and No. 6 including installation of wet scrubbers to improve air emissions. The Company expects to fund the cost of the capital additions from working capital and short-term borrowings through lines of credit available to the Company.
     On April 4, 1996, President Clinton signed the new Federal Improvement and Reform Act (FAIR) otherwise known as the Freedom to Farm Bill. This seven year farm bill, starting with the 1996 crop, includes an 18 cent loan rate with loans not to exceed nine months. The no cost provision to the Federal Treasury is retained and marketing allotments have been suspended through the year 2002. The marketing assessment, currently at 1.10% of the loan rate, is increased to 1.375%. Sugar industry officials believe the legislation is satisfactory. However after the year 2002, the domestic sugar industry may be without a sugar program and consequently will have to compete in a global market to produce and sell sugar.


				     II-5                               -11-

     For the future, it is very important for the Company to continue to expand the size of the factory and increase its volume of cane supply. In addition, the Company must strive to become more efficient in order to become competitive in a global market place.






















































				     II-6                               -12-

				March 8, 1996


 To the Stockholders and Board of Directors
 Sterling Sugars, Inc.
 Franklin, Louisiana

			  INDEPENDENT AUDITORS' REPORT

	We have audited the accompanying balance sheets of Sterling Sugars, Inc. as of January 31, 1996 and 1995, and the related statements of operations and retained earnings and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Sterling Sugars, Inc. as of January 31, 1994 were audited by other auditors whose report, dated March 11, 1994, expressed an unqualified opinion on those statements.

	We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

	In our opinion, the 1996 and 1995 financial statements present fairly, in all material respects, the financial position of Sterling Sugars, Inc. as of January 31, 1996 and 1995, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

	As discussed in Note 4 to the financial statements, on February 1, 1993 the Company changed its method of accounting for income taxes to conform to Statement of Financial Accounting Standards No. 109.

 Respectfully submitted,

 /s/ LeGlue & Company

 (A Professional Corporation)














				    II-7                                -13-

 To the Stockholders and Board of Directors
 Sterling Sugars, Inc.
 Franklin, Louisiana

			  INDEPENDENT AUDITORS' REPORT

	We have audited the accompanying statements of operations and retained earnings and cash flows of Sterling Sugars Inc. for the year ended January 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

	We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

	In our opinion, such 1994 financial statements present fairly, in all material respects, the results of operations and cash flows of Sterling Sugars, Inc. for the year ended January 31, 1994 in conformity with generally accepted accounting principles.

	As discussed in Note 4 to the financial statements, on February 1, 1993 the Company changed its method of accounting for income taxes to conform to Statement of Financial Accounting Standards No. 109.

 Respectfully submitted,

 /s/ Deloitte & Touche LLP

 DELOITTE & TOUCHE LLP
 New Orleans, Louisiana
 March 11, 1994

















				      II-8                             -14-

			     STERLING SUGARS, INC.
				BALANCE SHEETS
			  JANUARY 31, 1996 AND 1995
 ASSETS

 CURRENT ASSETS:
						     1996         1995
						 ------------ ------------
   Cash                                          $    30,169  $   184,896
   Temporary cash investments                        103,883      438,341
						 ------------ ------------
    Total cash and temporary cash investments        134,052      623,237

   Accounts receivable, principally sugar and
    molasses  sales, no allowance for doubtful
    accounts considered necessary                  1,717,048    2,276,977
   Sugar inventory - at cost                      11,361,574    3,975,144
   Molasses inventory - at market                    300,548      228,809
   Expenditures for future crops                     216,967      158,147
   Operating supplies - at cost                      697,744      762,307
   Deferred income taxes                             160,600      562,200
   Prepaid expenses and other assets                 206,091      240,701
						 ------------ ------------
      TOTAL CURRENT ASSETS                        14,794,624    8,827,522
						 ------------ ------------

  PROPERTY, PLANT AND EQUIPMENT, at cost:
   Land                                            1,815,620    1,815,620
   Buildings                                       2,621,179    2,621,179
   Machinery and equipment                        27,937,538   25,739,778
						 ------------ ------------
						  32,374,337   30,176,577
   Less accumulated depreciation                 (20,393,879) (19,149,381)
						 ------------ ------------
						  11,980,458   11,027,196
						 ------------ ------------
  INVESTMENTS AND OTHER ASSETS:
   Cash value of officers' life insurance             29,670       27,691
   Expenditures for future crops                     487,338      382,938
   Notes receivable, net of allowance for
    doubtful accounts, 1996 $38,000; 1995 $84,911    677,479      614,284
						 ------------ ------------
						   1,194,487    1,024,913
						 ------------ ------------
						 $27,969,569  $20,879,631
						 ============ ============







		       See notes to financial statements

				    II-9                              -15-

			     STERLING SUGARS, INC.
				BALANCE SHEETS
			   JANUARY 31, 1996 AND 1995

 LIABILITIES AND STOCKHOLDERS' EQUITY
						     1996          1995
						-------------- -------------
 CURRENT LIABILITIES:
  Notes payable                                 $   3,658,334  $        -
  Accounts payable                                  1,402,683        808,911
  Due to cane growers                               4,316,481      2,719,407
  Income taxes payable                                 16,919        343,460
  Current portion of long-term debt
   and capital leases                                 231,163        462,008
						-------------- --------------
	 CURRENT LIABILITIES                        9,625,580      4,333,786
						-------------- --------------

 LONG-TERM DEBT AND CAPITAL LEASE, less portion
  due within one year included in current
  liabilities                                       4,017,469      4,371,434
						-------------- --------------
  DEFERRED INCOME TAXES                               698,000        828,000
						-------------- --------------
  COMMITMENTS AND CONTINGENCIES (Note 8)                 -              -
						-------------- --------------
  STOCKHOLDERS' EQUITY:
  Common stock, par value $1 per share:
  Authorized and issued 2,500,000 shares            2,500,000      2,500,000
  Additional paid-in capital                           40,455           -
  Retained earnings                                11,088,065      8,968,456
						  ------------ --------------
						   13,628,520     11,468,456
  Less common stock in treasury,
   at cost (50,000 shares)                               -           122,045
						  ------------ --------------
						   13,628,520     11,346,411
						  ------------ --------------
						  $27,969,569    $20,879,631
						  ============ ==============















		     See notes to financial statements

				   II-10                                -16-

			     STERLING SUGARS, INC.
		STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

					       YEARS ENDED JANUARY 31,
					    1996        1995        1994
					 ----------- ----------- -----------
 REVENUES:
  Sugar and molasses sales               $28,495,085 $33,768,134 $13,435,714
  Interest earned                             45,864      29,350      26,198
  Mineral leases and royalties               114,926      37,393      49,988
  Gain on dispositions of property
   and equipment                             145,076      11,331      80,820
  Other                                      843,608     404,376     340,033
					 ------------ ----------- -----------
					  29,644,559  34,250,584  13,932,753
					 ------------ ----------- -----------
 COST AND EXPENSES:
  Cost of products sold                   24,952,455  31,558,282  13,923,827
  General and administrative                 954,809     802,768   1,372,865
  Interest and loan expenses                 522,667     591,650     534,380
					 ------------ ----------- -----------
					  26,429,931  32,952,700  15,831,072
					 ------------ ----------- -----------
 EARNINGS (LOSS) BEFORE INCOME TAXES       3,214,628   1,297,884  (1,898,319)
 INCOME TAXES (CREDIT)                     1,095,019     555,501    (715,000)
					 ------------ ----------- -----------

 EARNINGS (LOSS) BEFORE CUMULATIVE EFFECT
  OF CHANGE IN ACCOUNTING PRINCIPLE        2,119,609     742,383  (1,183,319)
 CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE                          -           -        200,000
					 ------------ ----------- -----------
 NET EARNINGS (LOSS)                       2,119,609     742,383    (983,319)
 RETAINED EARNINGS AT BEGINNING OF YEAR    8,968,456   8,226,073   9,209,392
					 ------------ ----------- -----------
 RETAINED EARNINGS AT END OF YEAR        $11,088,065 $ 8,968,456 $ 8,226,073
					 =========== =========== ============
 WEIGHTED AVERAGE EARNINGS (LOSS) PER
  COMMON SHARE:
   Before cumulative effect of change
    in accounting principle                     $.85        $.30      $ (.48)
   Cumulative effect of change in
    accounting principle                          -           -          .08
					  ----------- ----------- -----------
   Net earnings (loss)                          $.85        $.30      $ (.40)
					  =========== =========== ===========
 CASH DIVIDENDS PAID                            $  0        $  0      $    0
					  =========== =========== ===========






			See notes to financial statements

				    II-11                               -17-

			    STERLING SUGARS, INC.
			  STATEMENTS OF CASH FLOWS

					       Years Ended January 31,
					    1996         1995        1994
					 ----------- ------------ ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings (loss)                     $ 2,119,609 $    742,383 $  (983,319)
 Adjustments to reconcile net earnings
  (loss) to net cash provided by (used
  in) operating activities:
   Depreciation                            1,533,946    1,517,693   1,543,875
   Deferred income taxes                     271,600      219,684    (743,884)
   Gain on dispositions of property and
    equipment                               (145,076)     (11,331)    (80,820)
   Changes in operating assets and liabilities:
    (Increase) decrease in accounts
     receivable                              559,929   (1,035,279)  4,176,658
    (Increase) decrease in sugar and
     molasses inventories                 (7,458,169)   6,341,971  (8,485,867)
    Increase in accounts payable and
     accrued expenses and due to cane
     growers                               2,190,846      271,436     551,497
   Increase (decrease) in interest
     and income taxes payable               (326,541)     308,866        -
   Other items - net                         117,908      153,325     192,477
					  ----------- ------------ -----------
  NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES                   (1,135,948)   8,508,748  (3,829,383)
					 ------------ ------------ -----------
  CASH FLOWS FROM INVESTING ACTIVITIES:
   Collection/Issuance of notes
    receivable - Net                         (16,554)    (264,702)       -
   Purchases of property, plant and
    equipment                             (2,739,294)    (482,307) (2,145,039)
   Proceeds from dispositions of
    property and equipment                   217,462      195,003     142,822
					 ------------  ----------- -----------
  NET CASH USED IN
   INVESTING ACTIVITIES                   (2,538,386)    (552,006) (2,002,217)
					 ------------- ----------- -----------
  CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from short-term notes
    payable and long-term debt            20,568,778    6,649,300   9,529,003
   Sale of treasury stock                    111,625         -            -
   Payments on short-term notes
    payable and long-term debt           (17,495,254) (14,526,768) (3,531,221)
					 ------------ ------------ -----------
   NET CASH PROVIDED BY (USED IN)
    FINANCING ACTIVITIES                   3,185,149   (7,877,468)  5,997,782
					 ------------ ------------ -----------
   INCREASE (DECREASE) IN CASH AND
    TEMPORARY CASH INVESTMENTS              (489,185)      79,274     166,182
   CASH AND TEMPORARY CASH INVESTMENTS
    AT BEGINNING OF YEAR                     623,237      543,963     377,781
					  ----------- ----------- -----------
    (Continued)
				      II-12                                -18-

			       STERLING SUGARS, INC.
			     STATEMENTS OF CASH FLOWS

						 Years Ended January 31,
					  ------------------------------------
					     1996         1995        1994
					  ------------ ----------- -----------
  CASH AND TEMPORARY CASH INVESTMENTS
   AT END OF YEAR                         $   134,052  $   623,237 $   543,963
					  ============ =========== ===========

 SUPPLEMENTAL INFORMATION REGARDING
  CASH FLOWS:
  INTEREST PAID                           $   509,421  $   589,869  $  497,807
					  ============ ============ ==========

  INCOME TAXES PAID (RECEIVED)            $ 1,152,704  $  (147,643) $ (329,000)
					  ============ ============ ===========

  NON-CASH INVESTING AND FINANCING
   ACTIVITIES:
   Purchase of equipment financed by
    notes payable and capital lease       $      -      $   139,206 $  806,641
					  ============= =========== ===========
   Corporation issued common stock for
    the payment of management fee due
     to M. A. Patout & Son, Ltd.          $     50,875  $      -    $     -
					  ============= =========== ===========



























			  See notes to financial statements

				      II-13                              -19-

			      STERLING SUGARS, INC.
			  NOTES TO FINANCIAL STATEMENTS
		   YEARS ENDED JANUARY 31, 1996, 1995 AND 1994


 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Sterling Sugars, Inc. is a grower and processor of sugarcane from which it produces raw sugar and blackstrap molasses in St. Mary Parish, Louisiana. All sugar produced by the Company is sold to a few major sugar refiners under sales contracts and the portion which is not shipped is included in inventory at the lower of cost or market. Molasses is sold to two major molasses distributors and the amounts on hand are recorded at an average of the estimated weekly market price during the pricing period as specified in the sales contracts. Sales are recognized when deliveries are made.

      Allowance for doubtful accounts was based on management's evaluation of the individual accounts and notes receivable.

      Property, plant and equipment are recorded at cost. Depreciation is computed principally by the declining balance method, and is primarily on average lives of 40 years for buildings, 15 years for machinery and equipment, 10 years for furniture and fixtures and 6 years for vehicles.

      Income taxes were accounted for using the liability method.

      Expenditures for future crops relate to subsequent years' crops and have been deferred. These costs will be charged against earnings as the income is received from these crops. The amounts related to land leased to others on which the leases do not expire within one year of the balance sheet date have been classified as non-current assets.

      Cash equivalents include all highly liquid temporary cash investments with a maturity of three months or less at the date of purchase. The Company maintains, at a regional financial institution, cash which may exceed federally insured amounts at times.

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 2. NOTES PAYABLE

      Notes payable at January 31, 1996 included $3,078,334 of short-term notes which were payable to a government agency and were collateralized by inventory. The notes had interest rates of 5.75% and 5.50%. Notes payable at January 31, 1996 also included $580,000 of unsecured notes payable to a bank with interest at 8.50%.

      The maximum aggregate short-term borrowings outstanding were $20,568,800 in 1995, $10,780,000 in 1994. The average aggregate amount of short-term borrowings and the weighted average interest rate was approximately $1,640,200 and 6.97% in 1996, $2,724,300 and 5.17% in 1995 and $2,576,000 and 5.21% in
 1994. Short-term borrowings occur primarily during the months of September through December.

				     II-14                               -20-

 3. LONG-TERM DEBT AND CAPITAL LEASE
     Long-term debt and capital lease at January 31, 1996 and 1995 consisted of the following:
							1996        1995
						    -----------  -----------
     8.50% mortgage note collateralized by first
     mortgage on substantially all land owned by
     the Company; payable in semi-annual payments
     of $194,240, including interest with the
     balance of $3,360,000 due January 1, 2002.     $ 3,807,085   $ 3,868,050

     8.95% capital lease collateralized by equipment,
     payable in monthly payments of $16,500 including
     imputed interest beginning October 1, 1994 with
     a final payment of $16,500 due October 1, 1998.    441,547       592,385

     Unsecured note payable in annual principal
     installments of $100,000 beginning February 15,
     1991 with a final payment of $125,000 due
     February 15, 1995. Interest at the bank's prime
     rate is payable quarterly.                            -          125,000

     6.25% unsecured note payable in annual principal
     installments of $54,400 beginning April 24, 1992,
     with a final payment of $54,400 due April 24,
     1996.  Interest payments are due annually.            -          108,800

     8.90% capital lease collateralized by equipment,
     payable in annual payments of $21,067 including
     imputed interest beginning April 1, 1995 with a
     final payment of $21,067 due April 1, 1999.           -           82,157

     Non-interest bearing, unsecured note payable in
     one principal installment of $57,050 due March
     15, 1995.                                             -           57,050
						    ------------ -------------
						      4,248,632     4,833,442
     Less portion due within one year                  (231,163)     (462,008)
						    ------------ -------------
						    $ 4,017,469   $ 4,371,434
						    ============ =============
     The aggregate annual principal payments applicable to these notes and capital leases are payable as follows:

       Year ended January 31, 1998        $    252,295
       Year ended January 31, 1999             174,614
       Year ended January 31, 2000              85,052
       Year ended January 31, 2001              92,436
       Thereafter                            3,413,072
					  -------------
					  $  4,017,469
					  =============
     The Company had a line of credit with a bank at January 31, 1996 in the amount of $3,500,000. There was $580,000 borrowed against this line of credit as of January 31, 1996.



				     II-15                              -21-

  4. INCOME TAXES

    The Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," effective February 1, 1993. This statement supersedes Accounting Principles Board Opinion No. 11. The cumulative effect of adopting SFAS No. 109 on the Company's financial statements was to decrease the loss by $200,000 ($.08 per share) for the year ended January 31, 1994.

    Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's net deferred tax liability as of January 31, 1996 and 1995 are as follows:

							1996        1995
						   ------------ ------------
    Deferred tax assets:
       Operating loss carryforwards                $      -     $    412,400
       Tax credit carryforwards                        715,800       548,300
       Other                                           190,000       192,300
						   ------------ -------------
	Totals                                         905,800     1,153,000
						   ------------ -------------
    Deferred tax liabilities:
       Differences between book and tax basis of
       property                                     (1,413,800)   (1,376,300)
       Other                                           (29,400)      (42,500)
						   ------------ -------------
	Total                                       (1,443,200)   (1,418,800)
						   ------------ -------------
    Net                                            $  (537,400) $   (265,800)
						   ============ =============
   The foregoing net amounts were included in the accompanying balance sheet as follows:
							  1996       1995
						       --------- -----------
   Deferred tax assets - Current                     $  160,600  $  562,200
   Deferred tax liability - Non-current                (698,000)   (828,000)
						      ----------- -----------
   Net                                               $ (537,400) $ (265,800)
						      =========== ===========
   There was no valuation allowance required at January 31, 1996 and 1995.

   Income taxes (credit) consist of the following components:
						1996      1995       1994
					    ---------- ---------- -----------
   Currently payable (refundable)           $  823,419 $  343,460 $ (171,116)
   Deferred                                    271,600    212,041   (543,884)
					    ---------- ---------- -----------
					    $1,095,019 $  555,501 $ (715,000)
					    ========== ========== ===========

   State income taxes (credit) included in income tax expense (credit) amounted to approximately $83,600, $-0-, and $(110,000) in 1996, 1995 and 1994,
   respectively.

				    II-16                                -22-

 Deferred income taxes relate primarily to the following items:

						 1996      1995      1994
					    ----------- ---------- -----------
   Depreciation                             $   37,500  $  (2,000) $    27,000
   Alternative minimum tax carryover          (167,500)  (335,000)     140,000
   Deferred compensation                       (40,900)   (38,000)    (133,000)
   Net operating loss carryforward             412,400    553,000     (602,000)
   Other                                        30,100     34,041       24,116
					    ----------- ---------- ------------
					    $  271,600  $ 212,041  $  (543,884)
					    =========== ========== ============

   Income taxes (credit) as a percentage of pretax earnings (loss) vary from the effective Federal statutory rate of 34%. The reasons for these differences are shown below:
					  1996        1995       1994
				      ------------ -----------  --------------
				      Amount    %  Amount   %   Amount     %
				     ------------ -----------  --------------
   Income taxes (credit) at statutory
    rate of pretax earnings (loss)   $1,093,000 34 $441,000 34  $(645,000)(34)
   Increase (decrease) in taxes
    resulting from:
     state income taxes                 257,200  8  104,000  8    (75,000)( 4)
     other items - net                 (255,181)(8)  10,501  1      5,000   -
				      ------------- ----------- ---------------
   Actual income taxes (credit)      $1,095,019 34 $555,501 43 $ (715,000)(38)
				     ============= =========== ===============


   At January 31, 1996 the Company had alternative minimum tax credit carryforwards of approximately $715,800 available to reduce future income taxes payable under certain circumstances. The alternative minimum tax credit carryover period is unlimited.

 5. RETIREMENT PLAN
   The Company has a defined benefit non-contributory retirement plan in force covering eligible salaried and factory hourly employees.


   The Company's current policy is to contribute annually the amount that can be deducted for federal income tax purposes. The benefits are based upon years of service and employee's compensation during the best five years of employment. The total pension expense (credit) for the years ended January 31, 1996, 1995 and 1994 was $35,000, $34,000 and $4,000, respectively.

   Data relative to the Plan were as follows (in thousands):
							   January 31,
						       ---------------------
							 1996       1995
						       ---------  ---------
   Actuarial present value of benefit obligations:
     Vested benefit obligation                         $   1,162   $ 1,145
						       ==========  ========

     Accumulated benefit obligation                    $   1,170   $ 1,154
						       ==========  ========


				     II-17                               -23-

     Projected benefit obligation for service rendered
      to date                                          $  (1,289)  $(1,329)
     Plan assets at fair value                             1,287     1,243
						       ----------  --------
     Plan assets in excess of projected benefit
     obligation                                               (2)      (86)
     Remaining unrecognized portion of net assets at
     February 1, 1987                                        (114)    (130)
     Unrecognized net loss from past experience
     different from that assumed                              193      283
							---------- --------
     Prepaid pension cost included in other assets      $      77   $   67
							========== ========

   The net pension expense for 1996, 1995 and 1994 included the following (income) expense components:
							 1996    1995    1994
						       ------- ------- -------
   Service cost - benefits earned during the period  $     51  $   61  $   47
   Interest cost on projected benefit obligation           90      86      83
   Actual return on plan assets                           (96)   (105)   (117)
   Net amortization and deferrals                         (10)     (8)     (9)
						     --------- ------- -------
   NET PENSION EXPENSE                               $     35  $   34  $    4
						     ========= ======= =======

   The discount rate used in determining the actuarial present value of the projected benefit obligation was 7.5% in 1996 and 1995 and 6.5% in 1994. The projected rate of increase in future compensation levels used was 5.5% in 1996, 1995 and 1994. The expected rate of return on plan assets was 8% in 1996 and 1995 and 9% in 1994. The plan's assets consist primarily of deposits in the general funds of an insurance company.

6. EMPLOYEE SAVINGS PLAN

   The Company established, effective February 1, 1992, an Employee Savings Plan under Section 401(k) of the Internal Revenue Code. The Plan, which covers eligible salaried and factory hourly employees, provides that the Company match up to 50% of the first 6% of employee contributions. The Company's contribution was $39,000 for the year ended January 31, 1996 and $31,000 for the year ended January 31, 1995 and $26,000 for the year ended January 31, 1994.

7. REVENUES

   Sugar and molasses sales are comprised of the following:
					       1996       1995       1994
					   ----------- ----------- -----------
   Sugar                                   $26,896,616 $32,801,189 $12,568,323
   Molasses                                  1,598,469     966,945     867,391
					   ----------- ----------- -----------
					   $28,495,085 $33,768,134 $13,435,714
					   =========== =========== ===========
   Sugar sales to individual major customers amounted to $9,934,094, $7,916,007, $4,189,733 and $3,427,134 in 1996, $15,533,226, $13,466,455,
   $2,545,286 and $1,250,333 in 1995 and $6,782,661, $2,078,953, $2,454,273
   and $1,252,436 in 1994.

				       II-18                           -24-

   Income from mineral leases and royalties is comprised of the following:

						   1996     1995     1994
					       --------- -------- ---------
   Oil and gas royalties                       $ 30,188  $ 25,140  $  42,813
   Mineral leases                                84,739    12,253      7,175
					       --------- --------  ---------
					       $114,927  $ 37,393  $  49,988
					       ========= ========  =========
   Oil and gas royalties consist entirely of landowners overrides which management considers incidental to the operations of the Company. Reserve information relating to this production has not been made available to the Company.

   Other income is comprised of the following:
						     1996    1995      1994
						   -------- -------- --------
   Rental property                                 $607,672 $374,337 $260,514
   Other                                            235,963   30,039   79,519
						   -------- --------- --------
						   $843,635 $404,376 $340,033
						   ======== ======== =========
8. COMMITMENTS AND CONTINGENCIES

   The Company has certain lease obligations under which a total of 10,000 acres of agricultural land are being leased. At the present time, substantially all of these properties are being subleased which resulted in net payments of approximately zero in all years. The subleases have the same payment and option terms as the Company's leases.

   The Company has employment agreements with two executive officers with one of the agreements expiring in 1996. During the year ended January 31, 1994, the Company amended the terms of the second agreement due to the retirement of one of the executive officers. The Company accrued the present value of all future payments required under the amended agreement
 .

   At January 31, 1996 the Company had guaranteed a $202,000 collateralized note of a cane grower.

   The Company entered into a technical service contract which provides for a fee payable to M. A. Patout & Son, Ltd. equal to ten percent of net income before income taxes from the manufacture, production and sale of raw sugar and molasses each year provided that net income from the foregoing exceeds $500,000. This agreement expires January 31, 1999.

   The Company has an option to purchase approximately 238 acres of agricultural land in St. Mary Parish for approximately $357,000. As a consideration for this option the Company pledged a certificate of deposit in the amount of $82,160.

9. RELATED PARTIES
   During the year ended January 31, 1996 and 1995, the Company was involved in the following related party transactions: The Company entered into a cane swap agreement with M. A. Patout & Son Ltd. whereby some shippers of sugarcane to M. A. Patout & Son, Ltd. would deliver their cane to Sterling Sugars, Inc. because of their proximity to the Sterling Sugars, Inc.'s factory. The agreement was reciprocal for some shippers normally having


				    II-19                               -25-
   their cane processed by Sterling Sugars, Inc. The net effect of this cane swap agreement was that Sterling Sugars, Inc. ground an additional 33,275 and 27,420 tons of cane for the years ended January 31, 1996 and 1995, respectively. The reimbursement due M. A. Patout & Son, Ltd. for the years ended January 31, 1996 and 1995 for payments made by them to shippers under this agreement was $976,962 and $820,439, respectively. Amounts payable at January 31, 1996 and 1995 were $62,196 and $88,458, respectively.
	The Company entered into a technical service agreement with M. A. Patout & Son, Ltd. This agreement provides for an option to acquire 50,000 shares of treasury stock owned by the Company on or before December 31, 1998, at a price of $3.25 per share. M. A. Patout & Son, Ltd. exercised its option on April 12, 1995 and acquired the 50,000 shares of treasury stock for $162,500. Additionally, the amounts due by the Company to M. A. Patout & Son, Ltd. under the technical service agreement were $187,350 and $50,635 for the years ended January 31, 1996 and 1995, respectively.
	The Company leased approximately 3,000 acres of agricultural land from related parties, substantially all of which were sub-leased resulting in net payments of $32,024 and $18,170 for the years ended January 31, 1996 and 1995, respectively.


9. ITEM 9 -DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None































				       II-20                             -26-

				   PART III

ITEM 10-DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     As repects directors information required under this item is contained in the registrant's Proxy Statement dated April 26, 1996 under the captions "Election of Directors" and "Information Concerning Management-Business Experience of Directors," incorporated herein by reference.

     The following table sets forth information concerning the Company's executive officers, including their principal occupation for the the past five years and all positions and offices held with the Company by such executive officers. The term of each of the below named executive officers, elected May 18, 1995, expires on May 16, 1996, or when their successors have been chosen.

	    NAME             CAPACITY                            AGE
      ----------------------------------------------------------------------
      Craig P. Caillier      President and CEO February 2,
			     1996 to present; Senior Vice
			     President and General Manager
			     January 1994 - February 1, 1996.
			     For five years prior to his
			     association with the Company, was
			     assistant General Manager and
			     Secretary/Treasurer of M. A. Patout
			     & Son, Ltd., Jeanerette, La.            34

      Stanley H. Pipes       Vice President from 1977 until August
			     1989; Senior Vice President from
			     August 1989 until January 1994; Vice
			     President since that date; Treasurer
			     since 1971.                             61

Information required under this item as respects compliance with Section 16
 (a) of the Securities Exchange Act of 1934 is contained in the registrant's Proxy Statement dated April 26, 1996 under the caption "Information Concerning Management-Certain Transactions," incorporated herein by reference.

ITEM 11-EXECUTIVE COMPENSATION

 Information required under this item is contained in the registrant's Proxy Statement dated April 26, 1996 under the caption "Information Concerning Management-Executive Compensation," incorporated herein by reference.

ITEM 12-SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

 Information required under this item is contained in the registrant's Proxy Statement dated April 26, 1996 under the captions "Voting Securities and Principal Holders Thereof" and "Election of Directors," incorporated herein by reference.

 ITEM 13-CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

 Information required under this item is contained in the registrant's Proxy Statement dated April 26, 1996 under the caption "Information Concerning Management-Certain Transactions," incorporated herein by reference.

				     III-1                             -27-

				    FORM 10-K

				     PART IV

ITEM 14-EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8K

 (a) 1. Financial Statements

	The following financial statements of Sterling Sugars, Inc. are included in Part II, Item 8:

	 Independent Auditors Report (Fiscal Years 1996 and 1995)

	 Independent Auditors Report (Fiscal Year 1994)

	 Balance Sheets as of January 31, 1996 and 1995

	 Statements of Operations and Retained Earnings for years ended
	  January 31, 1996, 1995 and 1994

	 Statements of Cash Flows for years ended January 31, 1996,
	  1995 and 1994

	 Notes to Financial Statements

 (a) 2. Financial Statement Schedules

	  Not Applicable

 All schedules are omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.


























				      IV-1                              -28-

				    FORM 10-K

				     PART IV
				   (Continued)

 (a) 3. Exhibits
	(3)                                                        Page
		(a) Articles of Incorporation                       (a)
		(b) By-laws                                         (a)
		(c) Amendments to By-laws                           (b)
		(d) Amendments to By-laws                           (e)
		(e) Amended By-laws                                 (e)
		(f) Amendment to Certificate of Incorporation       (j)
		(g) Amended by-laws                                (54)
	(4)     (a) Specimen Stock Certificate                      (b)
		(a) Katy Plantation lease                           (b)
		(b) Maryland Plantation lease                       (b)
		(c) Rosebud Plantatin lease                         (b)
		(d) Pension Plan                                    (b)
		(e) Income Sharing Plan                             (b)
		(f) 1987 employment contract (Fred Y. Clark)        (c)
		(g) 1986 Peebles lease                              (f)
		(h) Employment contract (Fred Y. Clark)             (g)
		(i) Sublease-portions of Maryland Plantation        (h)
		(j) Lease-West Camperdown (Bolton Cane Company)     (i)
		(k) Sublease-Katy Plantation (Bolton Cane Company)  (i)
		(l) Lease-portions of Sterling Plantation
		    (Baker Plantation, Inc.)                        (i)
		(m) Employment contract (J. Adalberto Roig, Sr.)    (k)
		(n) Employment contract (Stanley H. Pipes)          (k)
		(o) Addendum to employment contract dated January
		    31, 1987 (Fred Y. Clark)                        (k)
		(p) Sublease-portions of Maryland Plantation
		    (Pontiff Farms, Inc.)                           (k)
		(q) Lease-Calumet Plantation (Frank Martin Farms)   (k)
		(r) Sublease-Rosebud Plantation                     (l)
		(s) Sublease-Maryland Plantation                    (l)
		(t) Lease-Belleview Golf and Country Club           (m)
		(u) Agricultural lease with option to purchase
		    (Adeline Plantation)                            (m)
		(v) Amendment to agricultural lease (Adeline Plt.)  (m)
		(w) Sublease-(Adeline Plantation)                   (m)
		(x) Agricultural lease (Shadyside Plantation)       (n)
		(y) Sublease-Shadyside (C.J. Hebert)                (n)
		(z) Sublease-Shadyside (Frank Martin Farms)         (n)
	       (aa) Agriculture lease-Shaffer Plantatin (Teche
		    Planting Company)                               (n)
	       (bb) Agriculture lease-West Belleview (Teche
		    Planting Company)                               (n)
	       (cc) Amendment to employment contract of January 31,
		    1987 (Fred Y. Clark)                            (n)
	       (dd) Techincal Services Agreement-M.A. Patout & Son  (o)
	       (ee) Sublease-Teche Planting Company                 (o)
	       (ff) Lease extension-Franklin Realty                 (o)
	       (gg) Agricultural lease-Theodore Broussard           (o)
	       (hh) Agricultural lease-Kevin Breaux                 (o)
	       (ii) Agricultural lease-Sun Operating Limited P.     (o)

				      IV-2                             -29-

				    FORM 10-K

				     PART IV
				   (Continued)

	       (jj) Agricultural lease - Mildred Buckner              (o)
	       (kk) Sublease - C. J. Hebert                           (o)
	       (ll) Sublease - Merrill Smith                          (o)
	       (nn) Lease Purchase Agreement-Michael Champagne        (o)
	       (oo) Hunting lease - Richard McGoff                    (o)
	       (pp) Sublease cancellation-Leroy & Wayne LeBlanc       (o)
	       (qq) Agricultural lease cancellation-Jed Robison       (o)
	       (rr) Agricultural lease cancellation-L.J. Grezaffi     (o)
	       (ss) Agricultural agreement-Advanced Agriculture, Inc. (34)
	       (tt) Amendment to agriculture agreement-Advanced Ag.   (51)
	       (uu) Agricultural lease renewal-Daniel Gonsoulin       (53)

       (11)    Computation of earnings per share                      (62)

 (b) Reports on Form 8-K

     There were no reports on Form 8-K filed for the year ended January 31, 1996.

 Footnotes

  (a) Incorporated by reference from registrant's Form 10-K filed May 21,
      1965.*

  (b) Incorporated by reference from registrant's Form 10-K for the fiscal year ended January 31, 1981.*

  (c) Incorporated by reference from registrant's Form 10-K for the fiscal year ended January 31, 1982.*

  (e) Incorporated by reference from registrant's Form 10-K for the fiscal year ended January 31, 1984.*

  (f) Incorporated by reference from registrant's Form 10-K for the fiscal year ended January 31, 1986.*

  (g) Incorporated by reference from registrant's Form 10-K for the fiscal year ended January 31, 1987.*

  (h) Incorporated by reference from registrant's Form 10-K for the fiscal year ended January 31, 1988.*

  (i) Incorporated by reference from registrant's Form 10-K for the fiscal year ended January 31, 1989.*

  (j) Incorporated by reference from registrant's Form 10-K for the fiscal year ended January 31, 1990.*

  (k) Incorporated by reference from registrant's Form 10-K for the fiscal year ended January 31, 1991.*



				       IV-4                               -30-

				     FORM 10-K

				      PART IV
				    (Continued)

  (l) Incorporated by reference from registrant's Form 10-K for the fiscal year ended January 31, 1992.*

  (m) Incorporated by reference from registrant's Form 10-K for the fiscal year ended January 31, 1993.*

  (n) Incorporated by reference from registrant's Form 10-K for the fiscal year ended January 31, 1994.*

  (o) Incorporated by reference from registrant's Form 10-K for the fiscal year ended January 31, 1995*

  * Commission File Number 0-1287








































				     IV-4                               -31-

				  Signatures

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

						STERLING SUGARS, INC.

    Date April 19, 1996                         BY /s/ Craig P. Caillier
	 ----------------                         ------------------------
						   Craig P. Caillier
						   President & CEO

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, which includes the Chief Executive Officer, the Chief Financial and Accounting Officer and a majority of the Board of Directors, on behalf of the Registrant and in the capacities and on the dates indicated:

  /s/ Craig P. Caillier        President & CEO and          April 19, 1996
  ---------------------        Director
       Craig P. Callier

  /s/ Stanley H. Pipes          Vice President & Treasurer
  ----------------------        (Principal Financial and
       Stanley H. Pipes         Accounting Officer)         April 19, 1996


  /s/ Carl W. Bauer             Director                    April 19, 1996
  ------------------------
       Carl W. Bauer

  /s/ John R. Browne            Director                    April 19, 1996
  ----------------------
       John R. Browne

  /s/ Peter V. Guarisco         Director                    April 19, 1996
  ------------------------
       Peter V. Guarisco

  /s/ J. Patout Burns, Jr.      Director                    April 19, 1996
  ----------------------
       J. Patout Burns, Jr.

  /s/ Rivers Patout             Director                    April 19, 1996
  ----------------------
       Rivers Patout


  /s/ Victor Guarisco, II       Director                    April 19, 1996
  -----------------------
       Victor Guarisco, II







				       IV-5                            -32-

				 INDEX TO EXHIBITS

       (10) Material Contracts

	      (ss) Agricultural agreement-Advanced Agriculture, Inc. (34)
	      (tt) Amendment to agriculture agreement-Advanced
		   Agriculture, Inc.                                 (51)
	      (uu) Agriculture lease renewal-Daniel Gonsoulin        (53)


       (11) Computation of Earnings per Common Share                 (62)













































				     IV-6                              -33-