Form 10-Q
period 1996-07-31
STERLING SUGARS INC
filed 1996-09-20
CIK 94185

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                                   FORM 10-Q

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended April 30, 1996

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

        YES X  NO

        There were 2,500,000 common shares outstanding at May 31, 1996.


                                                  Total number of pages    13

                                                                          -1-








                            STERLING SUGARS, INC.

                                 I N D E X

                                                                  PAGE
                                                                 NUMBER
        PART I:  FINANCIAL INFORMATION:

         ITEM 1. FINANCIAL STATEMENTS

                 Condensed balance sheets April 30, 1996
                 (unaudited) and January 31, 1996                  I-1

                 Statements of earnings and retained earnings
                 Three months ended April 30, 1996 and 1995
                 (unaudited)                                       I-2

                 Statements of cash flows
                 Three months ended April 30, 1996 and 1995        I-3
                 (unaudited)

                 Notes to condensed financial statements
                 Three months ended April 30, 1996 and 1995        I-5

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS     I-7

        PART II. OTHER INFORMATION:

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8K                  II-1






























                                                                         -2-






                            STERLING SUGARS, INC.
                          CONDENSED BALANCE SHEETS

                                                   April 30,    January 31,
                                                     1996          1996
                                                   UNAUDITED       NOTE
     ASSETS:                                    ---------------------------
      CURRENT ASSETS:
         Cash and short-term investments        $  3,186,145  $    134,052
         Accounts receivable                       1,738,179     1,717,048
         Inventories                               2,834,863    12,359,866
         Expenditures for future crops (Note B)    1,380,719       216,967
         Deferred income taxes                       244,646       160,600
         Other current assets                        364,068       165,868
                                                ------------- -------------
            TOTAL CURRENT ASSETS                $  9,748,620  $ 14,754,401
                                                ------------- -------------
       Property, plant and equipment - net      $ 12,188,151  $ 11,980,458
                                                ------------- -------------
       Expenditures for future crops            $    536,523  $    487,338
                                                ------------- -------------
       Notes receivable - net of allowance      $    741,531  $    677,479
                                                ------------- -------------
       Deferred loan acquisition costs          $     66,940  $     69,893
                                                ------------- -------------
                                                $ 23,281,765  $ 27,969,569
                                                ============= =============
     LIABILITIES AND STOCKHOLDERS' EQUITY:
      CURRENT LIABILITIES:
        Accounts payable and accrued expenses   $  4,193,680  $  5,967,246
        Short-term debt                                 -        3,658,334
                                                ------------- -------------
            TOTAL CURRENT LIABILITIES           $  4,193,680  $  9,625,580
                                                ------------- -------------
       Long-term debt                           $  3,973,893  $  4,017,469
                                                ------------- -------------
       Deferred income taxes                    $    698,000  $    698,000
                                                ------------- -------------

     STOCKHOLDERS' EQUITY:
        Common stock                            $  2,500,000  $  2,500,000
        Additional paid in capital (Note C)           40,455        40,455
        Retained earnings                         11,875,737    11,088,065
                                                ------------- -------------
                                                $ 14,416,192  $ 13,628,520
                                                ------------- -------------

                                                $ 23,281,765  $ 27,969,569
                                                ============= =============

       NOTE: The balance sheet at January 31, 1996 has been taken from the audited financial statements at that date, and condensed.

                   See notes to condensed financial statements





                                      I-1                               -3-







                            STERLING SUGARS, INC.
                 STATEMENT OF EARNINGS AND RETAINED EARNINGS
                                 (UNAUDITED)

                                                THREE MONTHS ENDED APRIL 30
                                                ---------------------------
                                                      1996         1995
                                                      ----         ----
        REVENUES:

         Sugar and molasses sales                $11,237,659   $ 1,920,033
         Interest earned                               8,324        39,908
         Mineral leases and royalties                 22,098        31,495
         Gain on sale of depreciable assets             -          120,000
         Other                                        14,988       330,839
                                                 ------------  ------------
                                                 $11,283,069   $ 2,442,275
                                                 ------------  ------------

        COSTS AND EXPENSES:

         Cost of products sold                   $ 9,749,975   $ 1,672,672
         General and administrative                  156,362       146,506
         Interest expense                            106,293       101,225
                                                 ------------  ------------
                                                 $10,012,630   $ 1,920,403
                                                 ------------  ------------

        NET EARNINGS BEFORE INCOME TAXES         $ 1,270,439   $   521,872
        INCOME TAXES                                 482,767       198,311
                                                 ------------  ------------
        NET EARNINGS                             $   787,672   $   323,561

        RETAINED EARNINGS AT BEGINNING OF PERIOD  11,088,065     8,968,456
                                                 ------------  ------------
        RETAINED EARNINGS AT END OF PERIOD       $11,875,737   $ 9,292,017
                                                 ============  ============

        NET EARNINGS PER SHARE                   $       .32   $       .13
                                                 ============  ============










                    See notes to condensed financial statements







                                      I-2                                 -4-






                            STERLING SUGARS, INC.
                           STATEMENT OF CASH FLOWS
                                (UNAUDITED)
                                                  THREE MONTHS ENDED APRIL 30
                                                  ---------------------------
                                                         1996       1995
                                                         ----       ----
   OPERATING ACTIVITIES:
    Net earnings                                    $   787,672  $   323,561
    Adjustments to reconcile net earnings to net
     cash provided by operating activities:
     Amoritization of loan costs                          2,954        2,954
     Depreciation                                       380,523      356,397
     Gain on sale of depreciable assets                    -      (  120,000)
    Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable        ( 21,131)   1,920,071
     Increase in notes receivable                    (   64,052)  (   96,845)
     Decrease in inventories                          9,525,003    1,696,603
     Increase in other current assets                (  198,200)  (  209,933)
     Increase in expenditures for future crops       (1,163,752)  (1,256,908)
     Decrease in accounts payable and accrued exp.   (1,773,566)  (1,272,587)
     Other items - net                               (  133,231)  (  102,770)
                                                    ------------ ------------
    Net cash provided by operating activities       $ 7,342,220  $ 1,240,543
                                                    ------------ ------------
    INVESTING ACTIVITIES:
     Purchase of property, plant and equipment      $(  588,217) $(  544,975)
     Proceeds from sale of depreciable assets              -         120,000
                                                    -----------  ------------
     Net cash used in investing activities          $(  588,217) $(  424,975)
                                                    ------------ ------------
    FINANCING ACTIVITIES:
     Proceeds from short-term debt                   $  855,000  $      -
     Payments on short-term debt                     (4,513,334)        -
     Payments on long-term debt                      (   43,576)  (  409,465)
     Proceeds from sale of treasury stock                  -         111,865
                                                    ------------ ------------
     Net cash used in financing activities          $(3,701,910) $(  297,600)
                                                    ------------ ------------

    Increase in cash and temporary investments      $ 3,052,093  $   517,968
    Cash and temporary investments at the
     beginning of the period                            134,052      623,237
                                                    ------------ ------------
    Cash and temporary investments at the
     end of the period                              $ 3,186,145  $ 1,141,205
                                                    ============ ============



    Continued

                  See notes to condensed financial statements






                                      I-3                                 -5-






                            STERLING SUGARS, INC.
                           STATEMENT OF CASH FLOWS
                                (UNAUDITED)

      Supplemental information:

         Interest paid                              $   37,151  $   33,293
                                                    =========== ===========
         Income taxes paid                          $  103,500  $  350,000
                                                    =========== ===========

      Non-cash item:

         Accrued management fee paid by
          issuance of treasury stock                $     -     $   50,635
                                                    =========== ===========











































                                      I-4                               -6-






                            STERLING SUGARS, INC.
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                  THREE MONTHS ENDED APRIL 30, 1996 AND 1995
                      (UNAUDITED)          (CONTINUED)


        A. CONDENSED FINANCIAL STATEMENTS:

             The condensed balance sheets as of April 30, 1996, the statements of earnings and retained earnings for the three months ending April 30, 1996 and 1995, and the condensed statements of cash flows for the three month period then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at April 30, 1996 and for all periods presented have been made.

             Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the 1996 annual report to stockholders. The results of operations for the period ending April 30, 1996 are not necessarily indicative of the operating results expected for the full year.
































                                      I-5                                -7-







                            STERLING SUGARS, INC.
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                  THREE MONTHS ENDED APRIL 30, 1996 AND 1995
                                (UNAUDITED)

        B. EXPENDITURES FOR FUTURE CROPS:

             Expenditures incurred and income earned from sugar operations for the 1996 and 1995 crops have been deferred in order to properly match revenues and expenses. The deferred items are as follows:

                                                 THREE MONTHS ENDED APRIL 30
                                                 ---------------------------
                                                       1996        1995
                                                       ----        ----

           DEFERRED COSTS: (1996 AND 1995 CROPS)
            Factory                                $ 1,037,521  $ 1,068,840
            Plantations                                330,629      329,157
                                                   ------------ ------------
                                                   $ 1,368,150  $ 1,397,997
            Land preparation and planting costs
             1997 and 1996 crops respectively           12,569       17,058
                                                   ------------ ------------
                                                   $ 1,380,719  $ 1,415,055
                                                   ============ ============

        C. ADDITIONAL PAID IN CAPITAL:

             As discussed in Form 10-K, filed for the year ended January 31, 1996, the Company entered into a technical service agreement with
           M. A. Patout & Son, Ltd. (Patout). The agreement provided an option for Patout to purchase 50,000 shares of the Company's treasury stock at a price of $3.25 per share. In April, 1995 Patout exercised its option.






















                                 I-6                                     -8-






                            STERLING SUGARS, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Results of Operations:

      Sugar and Molasses Sales:

         Sugar and molasses sales for the three months ended April 30, 1996 and 1995 were as follows:
                                                   1996        1995
                                                  ------      ------
            Raw sugar sales                    $10,947,640  $ 1,655,343
            Molasses sales                         290,019      264,690
                                               ------------ ------------
                                               $11,237,659  $ 1,920,033
                                               ============ ============
         For the first quarter of the Company's fiscal year ending January 31, 1997 (fiscal 1997), sales of raw sugar (1995 crop) increased com-pared to the same quarter ending in fiscal 1996 (1994 crop). This in-crease is the result of the Company having marketed more sugar during the current quarter. At January 31, 1996, the Company had on hand approximately 30,250 tons of raw sugar available for sale to refiners as compared to 10,238 tons of raw sugar at January 31, 1995. As of April 30, 1996, the Company had sold and shipped 24,624 tons of raw sugar and had on hand 5,626 tons. For the quarter ending April 30, 1995, the Company had sold and shipped 3,650 tons of raw sugar and had on hand approximately 6,588 tons held in inventory. The remaining 5,626 tons of raw sugar from the 1995 crop is expected to be sold and shipped by July, 1996. The sugar price for the 1995 crop increased slightly and is estimated at $22.40 cwt. For the 1994 crop, the average price was $22.00 cwt.

         As of January 31, 1996, the Company had on hand approximately 714,343 gallons of molasses all of which had been sold as of April 30, 1996. At January 31, 1995, the Company had approximately 691,383 gallons of molasses on hand all of which had been sold as of April 30, 1995. For the 1995 molasses crop, the Company received $.40 per gallon compared to $.35 per gallon for the sale of the 1994 molasses crop.

     Interest Earned:

         Interest earned for the quarter ended April 30, 1996 was $8,324 compared to $39,908 for the same quarter ended April 30, 1995. The decrease for the current period is primarily attributable to the Company receiving $25,528 in April, 1995 from the Sugarcane Safety Group for its share of interest earned on workers compensation reserve funds held by the group. The decrease in the current period is also attributable to a decrease in short-term investments. At January 31, 1996, the Company had short-term investments of $103,383 compared to $438,341 at January 31, 1995.

     Mineral Leases and Royalties:

          For the quarter ended April 30, 1996, income from mineral leases and royalties decreased to $22,098 compared to $31,495 for the period



                                      I-7                                 -9-






     ending in 1995. The decrease is attributable to an oil and gas lease orginally granted in February, 1995 on 274 acres for $20,528 and not renewed for a second year. Royalty income remained consistent for the first quarters of 1996 and 1995.

     Gain on the Sale of Depreciable Assets:

          The Company recognized a gain on the sale of obsolete machinery and equipment for the three month period ending April 30, 1995 of $120,000. For the same period ending in 1996, the Company had no gains from the sale of depreciable assets.

     Other Revenues:

          Other revenues, which consist mainly of miscellaneous income items, were $14,988 for the three month period ending April 30, 1996 and $330,839 for the same period ending in 1995. These revenues, which can vary considerably from year to year, generally include amounts received for the sale of scrap, permitting seismic surveys conducted for oil and gas exploration on Company owned land and other miscellaneous items.
     The sharp decrease for the current quarter is the result of the Company receiving $318,032 in April, 1995 from the Sugarcane Safety Group repre-senting a return of capital from workers compensation reserve funds for years that had been closed out.

     Cost of Products Sold:

          Cost of products sold for the three month periods ended April 30, 1996 and 1995 were $9,749,975 and $1,672,672, respectively. Costs relating to sales are charged to cost of products sold. Accordingly, costs have increased for 1996 as would be expected with the increase in sales.

     General and Administrative Expenses:

          General and administrative expenses for the three months ended April 30, 1996 were $156,362 compared to $146,506 for the same period in 1995. The increase in these expenses during the current period is primarily the result of increases in miscellaneous expense items.

     Interest Expense:

          Interest expense increased to $106,293 for the period ending
     April 30, 1996 from $101,225 for the same period ending in 1995.
     The increase in interest expense is primarily the result of an increase in short-term debt at year end. At January 31, 1996, short-term debt outstanding totaled $3,658,334 whereas at January 31, 1995 the Company had no outstanding short-term debt.

     Income Taxes:

          The income taxes for the three month period ending April 30, 1996 and 1995 were recorded at the statutory rate of 38 percent which reflects the 34 percent federal corporate rate plus 4 percent state income taxes.




                                      I-8                                -10-






     Liquidity and Capital Resources:

          At April 30, 1996, the Company had working capital of $5,554,940 compared to $5,128,821 at January 31, 1996. The working capital ratios were 2.3 to 1 and 1.5 to 1, respectively.
          For the 1996 crop, the Company budgeted $2,525,000 for capital additions. These additions are expected to increase the average daily grinding rate to in excess of 10,000 tons. These additions include expansion of the raw house on the pan floor and centrifugal stations. Also, improvements are being made to steam boilers #4 and #6 including installation of wet scrubbers to improve air emissions. Management expects to fund the cost of the capital additions from working capital and short-term borrowings through lines of credit available to the Company.

     Expenditures for Future Crops - Note B:

      Factory Deferred Costs:

         Factory deferred costs for the three month period ended April 30, 1996 were $1,037,521. Such costs for the same period in 1995 were $1,068,840. Although the current quarter factory deferred costs have declined, the Company has increased its idle season maintenance and repair budget for 1996 to $2,161,000. This is compared to $1,534,201 for the 1995 period. The increase is primarily the result of increased maintenance and repair from processing larger volumes of cane last crop year.

     Plantation Deferred Costs:

         Plantation deferred costs increased to $330,629 for the three month period ending April 30, 1996 from $329,157 for the same period in 1995. For both periods plantation deferred costs have remained consistent. However for the 1996 season, the total costs budgeted for the plantations have been reduced. The amount budgeted for the 1996 period was $398,154. The budgeted amount for the 1995 period was $496,033. The increased budgeted costs for the 1995 period were primarily costs to improve sugarcane yields on marginal lands.





















                                      I-9                               -11-






        PART II - OTHER INFORMATION


         ITEM 6 - EXHIBITS AND REPORTS ON FORM 8K
                  (a) Exhibits - None
                  (b) Reports on Form 8K
                      No reports on Form 8K have been filed during the quarter for which this report is filed.



















































                                     II-1                                -12-






                                  SIGNATURES



        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             STERLING SUGARS, INC.
                                             ---------------------
                                                 (REGISTRANT)


     DATE     June 13, 1996                 By /S/ Craig P. Caillier
         ---------------------------          ---------------------
                                              CRAIG P. CAILLIER
                                              PRESIDENT AND
                                              CHIEF EXECUTIVE OFFICER



    DATE      June 13, 1996                 By /S/ Stanley H. Pipes
        ----------------------------          ---------------------
                                              STANLEY H. PIPES
                                              VICE PRESIDENT AND TREASURER































                                     II-2                                -13-