Form 10-Q/A
period 1996-07-31
STERLING SUGARS INC
filed 1996-10-01
CIK 94185

AMENDMENT TO FORM 10-Q
                                FORM 10-Q/A

     The Form 10-Q previously electronically filed with the Securities and Exchange Commission and made available to the public on September 20, 1996 was in error. That filing contained 10-Q information for Sterling Sugars, Inc. for the quarter ended April 30, 1996.

     The accompanying 10-Q is correct for the six months ended July 31, 1996.


























































                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                                   FORM 10-Q/A

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended July 31, 1996

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

        YES X  NO

        There were 2,500,000 common shares outstanding at August 31, 1996.


                                                  Total number of pages    14

                                                                          -1-








                            STERLING SUGARS, INC.

                                 I N D E X

                                                                  PAGE
                                                                 NUMBER
        PART I:  FINANCIAL INFORMATION:

         ITEM 1. FINANCIAL STATEMENTS

                 Condensed balance sheets July 31, 1996
                 (unaudited) and January 31, 1996                  I-1

                 Statements of earnings and retained earnings
                 Six months ended July 31, 1996 and 1995
                 (unaudited)                                       I-2

                 Statements of earnings and retained earnings
                 Three months ended July 31, 1996 and 1995         I-3

                 Statements of cash flows
                 Six months ended July 31, 1996 and 1995           I-4
                 (unaudited)

                 Notes to condensed financial statements
                 Three and six months ended July 31, 1996
                 and 1995                                          I-6

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS     I-8

        PART II. OTHER INFORMATION:

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8K                  II-1
























                                                                      -2-






                            STERLING SUGARS, INC.
                          CONDENSED BALANCE SHEETS

                                                   July 31,    January 31,
                                                     1996          1996
                                                   UNAUDITED       NOTE
     ASSETS:                                    ---------------------------
      CURRENT ASSETS:
         Cash and short-term investments        $  1,744,786  $    134,052
         Accounts receivable                         297,141     1,717,048
         Inventories                                 724,125    12,359,866
         Expenditures for future crops (Note B)    3,348,316       216,967
         Deferred income taxes                       244,646       160,600
         Other current assets                        360,445       165,868
                                                ------------- -------------
            TOTAL CURRENT ASSETS                $  6,719,459  $ 14,754,401
                                                ------------- -------------
       Property, plant and equipment - net      $ 13,269,985  $ 11,980,458
                                                ------------- -------------
       Expenditures for future crops            $    487,338  $    487,338
                                                ------------- -------------
       Notes receivable - net of allowance      $    720,541  $    677,479
                                                ------------- -------------
       Deferred loan acquisition costs          $     63,986  $     69,893
                                                ------------- -------------
                                                $ 21,261,309  $ 27,969,569
                                                ============= =============
     LIABILITIES AND STOCKHOLDERS' EQUITY:
      CURRENT LIABILITIES:
        Accounts payable and accrued expenses   $  1,702,789  $  5,967,246
        Short-term debt                                 -        3,658,334
                                                ------------- -------------
            TOTAL CURRENT LIABILITIES           $  1,702,789  $  9,625,580
                                                ------------- -------------
       Long-term debt                           $  3,897,882  $  4,017,469
                                                ------------- -------------
       Deferred income taxes                    $    698,000  $    698,000
                                                ------------- -------------

     STOCKHOLDERS' EQUITY:
        Common stock                            $  2,500,000  $  2,500,000
        Additional paid in capital (Note C)           40,455        40,455
        Retained earnings                         12,422,183    11,088,065
                                                ------------- -------------
                                                $ 14,962,638  $ 13,628,520
                                                ------------- -------------


                                                $ 21,261,309  $ 27,969,569
                                                ============= =============

       NOTE: The balance sheet at January 31, 1996 has been taken from the audited financial statements at that date, and condensed.

                   See notes to condensed financial statements





                                      I-1                               -3-







                            STERLING SUGARS, INC.
                 STATEMENT OF EARNINGS AND RETAINED EARNINGS
                                 (UNAUDITED)

                                                SIX MONTHS ENDED JULY 31
                                                ---------------------------
                                                      1996         1995
                                                      ----         ----
        REVENUES:

         Sugar and molasses sales                $14,525,872   $ 3,707,078
         Interest earned                              36,730        42,868
         Mineral leases and royalties                 44,113        58,709
         Gain (loss) on sale of depreciable assets      (894)      120,000
         Other                                       162,292       350,252
                                                 ------------  ------------
                                                 $14,768,113   $ 4,278,907
                                                 ------------  ------------

        COSTS AND EXPENSES:

         Cost of products sold                   $12,015,435   $ 3,179,135
         General and administrative                  400,763       348,706
         Interest expense                            200,112       211,513
                                                 ------------  ------------
                                                 $12,616,310   $ 3,739,354
                                                 ------------  ------------

        NET EARNINGS BEFORE INCOME TAXES         $ 2,151,803   $   539,553
        INCOME TAXES                                 817,685       205,030
                                                 ------------  ------------
        NET EARNINGS                             $ 1,334,118   $   334,523

        RETAINED EARNINGS AT BEGINNING OF PERIOD  11,088,065     8,968,456
                                                 ------------  ------------
        RETAINED EARNINGS AT END OF PERIOD       $12,422,183   $ 9,302,979
                                                 ============  ============

        NET EARNINGS PER SHARE                   $       .53   $       .13
                                                 ============  ============










                    See notes to condensed financial statements







                                      I-2                                 -4-






                            STERLING SUGARS, INC.
                 STATEMENT OF EARNINGS AND RETAINED EARNINGS
                                 (UNAUDITED)

                                                THREE MONTHS ENDED JULY 31
                                                ---------------------------
                                                      1996         1995
                                                      ----         ----
        REVENUES:

         Sugar and molasses sales                $ 3,288,213   $ 1,787,045
         Interest earned                              28,406         2,960
         Mineral leases and royalties                 22,015        27,214
         Loss on sale of depreciable assets             (894)         -
         Other                                       147,304        19,413
                                                 ------------  ------------
                                                 $ 3,485,044   $ 1,836,632
                                                 ------------  ------------

        COSTS AND EXPENSES:

         Cost of products sold                   $ 2,265,460   $ 1,506,463
         General and administrative                  244,401       202,200
         Interest expense                             93,819       110,288
                                                 ------------  ------------
                                                 $ 2,603,680   $ 1,818,951
                                                 ------------  ------------

        NET EARNINGS BEFORE INCOME TAXES         $   881,364   $    17,681
        INCOME TAXES                                 334,918         6,719
                                                 ------------  ------------
        NET EARNINGS                             $   546,446   $    10,962

        RETAINED EARNINGS AT BEGINNING OF PERIOD  11,875,737     9,292,017
                                                 ------------  ------------
        RETAINED EARNINGS AT END OF PERIOD       $12,422,183   $ 9,302,979
                                                 ============  ============

        NET EARNINGS PER SHARE                   $       .22   $       .00
                                                 ============  ============










                    See notes to condensed financial statements







                                      I-3                                 -5-







                            STERLING SUGARS, INC.
                           STATEMENT OF CASH FLOWS
                                (UNAUDITED)
                                                   SIX MONTHS ENDED JULY 31
                                                  ---------------------------
                                                         1996       1995
                                                         ----       ----
   OPERATING ACTIVITIES:
    Net earnings                                   $  1,334,118  $   334,523
    Adjustments to reconcile net earnings to net
     cash provided by operating activities:
     Amoritization of loan costs                          5,907        5,907
     Depreciation                                       752,125      712,795
     (Gain) loss on sale of depreciable assets              894   (  120,000)
    Changes in operating assets and liabilities:
     Decrease in accounts receivable                  1,419,907    1,894,803
     Increase in notes receivable                   (    43,062)  (   65,050)
     Decrease in inventories                         11,635,741    3,203,121
     Increase in other current assets               (   194,577)  (  105,821)
     Increase in expenditures for future crops      ( 3,131,349)  (2,819,616)
     Decrease in accounts payable and accrued exp.  ( 4,270,990)  (2,884,798)
     Other items - net                              (    84,046)  (  102,770)
                                                    ------------ ------------
    Net cash provided by operating activities      $  7,424,668  $    53,094
                                                    ------------ ------------
    INVESTING ACTIVITIES:
     Purchase of property, plant and equipment     $( 2,045,046) $(1,732,119)
     Proceeds from sale of depreciable assets             2,500      120,000
                                                    -----------  ------------
     Net cash used in investing activities         $( 2,042,546) $(1,612,119)
                                                    ------------ ------------
    FINANCING ACTIVITIES:
     Proceeds from short-term debt                 $    855,000  $ 2,103,398
     Payments on short-term debt                    ( 4,513,334)  (  645,905)
     Payments on long-term debt                     (   113,054)  (  476,593)
     Proceeds from sale of treasury stock                  -         111,865
                                                    ------------ ------------
     Net cash used in financing activities         $( 3,771,388) $ 1,092,765
                                                    ------------ ------------

    Increase in cash and temporary investments $ 1,610,734 $ (466,260) Cash and temporary investments at the
     beginning of the period                            134,052      623,237
                                                    ------------ ------------
    Cash and temporary investments at the
     end of the period                             $  1,744,786  $   156,977
                                                    ============ ============



    Continued

                  See notes to condensed financial statements






                                      I-4                                 -6-






                            STERLING SUGARS, INC.
                           STATEMENT OF CASH FLOWS
                                (UNAUDITED)

      Supplemental information:

         Interest paid                              $  207,643  $  220,782
                                                    =========== ===========
         Income taxes paid                          $  373,500  $  442,704
                                                    =========== ===========

      Non-cash item:

         Accrued management fee paid by
          issuance of treasury stock                $     -     $   50,635
                                                    =========== ===========











































                                      I-5                               -7-






                            STERLING SUGARS, INC.
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
              THREE AND SIX MONTHS ENDED JULY 31, 1996 AND 1995
                      (UNAUDITED)          (CONTINUED)


        A. CONDENSED FINANCIAL STATEMENTS:

             The condensed balance sheets as of July 31, 1996, the statements of earnings and retained earnings for the three and six months ending July 31, 1996 and 1995, and the condensed statements of cash flows for the six month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at July 31, 1996 and for all periods presented have been made.

             Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the 1996 annual report to stockholders. The results of operations for the period ending July 31, 1996 are not necessarily indicative of the operating results expected for the full year.
































                                      I-6                                -8-







                            STERLING SUGARS, INC.
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
             THREE AND SIX MONTHS ENDED JULY 31, 1996 AND 1995
                                (UNAUDITED)

        B. EXPENDITURES FOR FUTURE CROPS:

             Expenditures incurred and income earned from sugar operations for the 1996 and 1995 crops have been deferred in order to properly match revenues and expenses. The deferred items are as follows:

                                                  SIX MONTHS ENDED JULY 31
                                                 ---------------------------
                                                       1996        1995
                                                       ----        ----

           DEFERRED COSTS: (1996 AND 1995 CROPS)
            Factory                                $ 2,806,543  $ 2,401,730
            Plantations                                519,484      530,865
                                                   ------------ ------------
                                                   $ 3,326,027  $ 2,932,595
            Land preparation and planting costs
             1997 and 1996 crops respectively           22,289       45,168
                                                   ------------ ------------
                                                   $ 3,348,316  $ 2,977,763
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






















                                 I-7                                     -9-






                            STERLING SUGARS, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Results of Operations:

      Sugar and Molasses Sales:

         Sugar and molasses sales for the six months ended July 31, 1996 and 1995 were as follows:
                                                   1996        1995
                                                  ------      ------
            Raw sugar sales                    $14,183,180  $ 3,451,739
            Molasses sales                         342,692      255,339
                                               ------------ ------------
                                               $14,525,872  $ 3,707,078
                                               ============ ============
         For the first six months of the Company's fiscal year ending January 31, 1997 (fiscal 1997), sales of raw sugar (1995 crop) increased com-pared to the same period ending in fiscal 1996 (1994 crop). This in-crease is the result of the Company having more sugar available to market during the current period. At January 31, 1996, the Company had on hand approximately 31,545 tons of raw sugar available for sale to refiners as compared to 10,238 tons of raw sugar at January 31, 1995.
     As of July 31, 1996, the Company had sold and shipped the 31,545 tons of raw sugar held in inventory. For the six month period ending July 31, 1995, the Company had sold and shipped 7,542 tons of raw sugar.
     For the three month periods ending July 31, 1996 and 1995, the Company sold and shipped to refiners 6,921 and 3,892 tons of raw sugar, respect-ively. The remaining 2,696 tons of raw sugar held in inventory at July 31, 1995 were marketed in the quarter ending October 31, 1995. The sugar price for the 1995 crop increased and was $22.52 cwt.
     For the 1994 crop, the average price was $22.00 cwt.

         As of January 31, 1996, the Company had on hand approximately 715,711 gallons of molasses all of which had been sold as of April 30, 1996. At January 31, 1995, the Company had approximately 691,383 gallons of molasses on hand all of which had been sold as of April 30, 1995. For the 1995 molasses crop, the Company received $.40 per gallon compared to $.35 per gallon for the sale of the 1994 molasses crop.

     Interest Earned:

         Interest earned for the six month periods ending July 31, 1996 and 1995 was $36,730 and $42,868, respectively. The decrease in the current period is primarily attributable to the Company receiving $25,528 in April, 1995 from the Sugarcane Safety Group for its share of interest earned on workers compensation reserve funds held by the group. The decrease, however, is offset by interest earned in the current period from short-term investments. For the six month period ending July 31, 1996, interest earnings from short-term investments were $36,730 compared to $17,340 for the six month period ending July 31, 1995. Of the $36,730 earned from short-term investments, $28,406 was recognized in the three month period ending July 31, 1996.

     Mineral Leases and Royalties:

          For the three and six month periods ending July 31, 1996, income

                                      I-8                               -10-







     from mineral leases and royalties decreased and were $44,113 for the six month period ending July 31, 1996 compared to $58,709 for the same period ending in 1995. The decrease is primarily attributable to an oil and gas lease orginally granted in February, 1995 on 274 acres for $20,528 and not renewed for a second year. Also in April, 1995, the Company had entered into a geophysical option agreement dated April 1, 1995 for $10,166 covering 985 acres. The agreement expired March 31, 1996 and was not renewed.

     Gain on the Sale of Depreciable Assets:

          The Company, for the three and six month periods ending July 31, 1996 recognized a loss of $894 on the sale of obsolete machinery and equipment. For the six month period ending July 31, 1995, the Company recognized a gain of $120,000 on the sale of obsolete machinery and equipment.

     Other Revenues:

          Other revenues, which consist mainly of miscellaneous income items, were $162,292 for the six month period ending July 31, 1996 and $350,252 for the same period ending in 1995. These revenues, which can vary considerably from year to year, generally include amounts received for the sale of scrap, permitting seismic surveys conducted for oil and gas exploration on Company owned land and other miscellaneous items.
     The sharp decrease for the current period is the result of the Company receiving $318,032 in April, 1995 from the Sugarcane Safety Group repre-senting a return of capital from workers compensation reserve funds for years that had been closed out. The decrease in the current six month period is offset by an increase in other revenues for the three month period ending July 31, 1996. This increase is primarily the result of the Company receiving $141,127 in May, 1996 from the Sugarcane Safety Group as a return of capital from closing prior year workers compensation reserve funds.

     Cost of Products Sold:

          Cost of products sold increased for the three and six month periods ending July 31, 1996 and were $2,265,460 and $12,015,435, respectively. For the same three and six month periods in 1995, cost of products sold were $1,506,463 and $3,179,135, respectively. Costs relating to sales are charged to cost of products sold. Accordingly, costs have increased for 1996 as would be expected with the increase in sales.

     General and Administrative Expenses:

          General and administrative expenses for the three and six month periods ended July 31, 1996 have increased compared to the same periods ending in 1995. These expenses were $400,763 and $348,706 for the six month periods ending July 31, 1996 and 1995, respectively. The increase in the current periods is primarily attributable to expense accruals totaling $33,319 for contributions due the Company's pension and 401(K) plans.

     Interest Expense:

          Interest expense decreased for the three and six month periods

                                      I-9                                -11-






     ending July 31, 1996 compared to the same periods in 1995 and were $200,112 for the six month period ending in 1996 and $211,513 for the six month period ending July 31, 1995. The decrease in interest expense is primarily the result of increases in working capital from the sale of sugar inventory on hand at January 31, 1996, which avoided the need to make short-term borrowings in the 1996 period, thus, no outstanding short-term loans existed at July 31, 1996. At July 31, 1995, the Company had short-term debt of $1,457,493.

     Income Taxes:

          The income taxes for the three and six month periods ending July
     31, 1996 and 1995 were recorded at the statutory rate of 38 percent which reflects the 34 percent federal corporate rate plus 4 percent state income taxes.

     Liquidity and Capital Resources:

          At July 31, 1996, the Company had working capital of $5,016,670 compared to $5,128,821 at January 31, 1996. The working capital ratios were 3.9 to 1 and 1.5 to 1, respectively.
          For the 1996 crop, the Company budgeted $2,525,000 for capital additions. These additions are expected to increase the average daily grinding rate to in excess of 10,000 tons. These additions include expansion of the raw house on the pan floor and centrifugal stations. Also, improvements are being made to steam boilers #4 and #6 including installation of wet scrubbers to improve air emissions. Management expects to fund the cost of the capital additions from working capital and short-term borrowings through lines of credit available to the Company. As of July 31, 1996, cash and short-term investments totaled $1,744,786. Management does not expect to begin using the lines of credit until the beginning of October, 1996.

     Expenditures for Future Crops - Note B:

      Factory Deferred Costs:

         Factory deferred costs for the six month period ended July 31, 1996 were $2,806,543. Such costs for the same period in 1995 were $2,401,730. The increase in these costs for the current period is primarily attributable to the increase in budgeted costs for the idle season maintenance and repair. The budgeted amount for the 1996 period is $2,161,000 compared to $1,534,201 for the 1995 period. The budgeted increase is primarily the result of increased maintenance and repair from processing larger volumes of cane for the 1995 season.

     Plantation Deferred Costs:

         Plantation deferred costs decreased to $519,484 for the six month period ending July 31, 1996 from $530,865 for the same period in 1995. For the 1996 season, the total costs budgeted for the plantations have been reduced. The amount budgeted for the 1996 period was $398,154. The budgeted amount for the 1995 period was $496,033. These budgeted amounts are exclusive of planting costs incurred in each preceding year. For the 1996 crop, these costs were $167,782 and for the 1995 crop were $158,147. The increased budgeted costs for the 1995 period were primarily costs to improve sugarcane yields on marginal lands.

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


     DATE     September 12, 1996           By /S/ Craig P. Caillier
         ---------------------------          ---------------------
                                              CRAIG P. CAILLIER
                                              PRESIDENT AND
                                              CHIEF EXECUTIVE OFFICER



    DATE      September 12, 1996           By /S/ Stanley H. Pipes
        ----------------------------          ---------------------
                                              STANLEY H. PIPES
                                              VICE PRESIDENT AND TREASURER































                                     II-2                                -14-