Form 10-Q
period 1996-10-31
STERLING SUGARS INC
filed 1996-12-16
CIK 94185

<Page 1>

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                                   FORM 10-Q

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended October 31, 1996

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

        YES X  NO

        There were 2,500,000 common shares outstanding at November 30, 1996.


                                                  Total number of pages    16
                                                                           -1-






<Page 2>
                            STERLING SUGARS, INC.

                                 I N D E X

                                                                  PAGE
                                                                 NUMBER
        PART I:  FINANCIAL INFORMATION:

         ITEM 1. FINANCIAL STATEMENTS

                 Condensed balance sheets October 31, 1996
                 (unaudited) and January 31, 1996                  I-1

                 Statements of earnings and retained earnings
                 Nine months ended October 31, 1996 and 1995
                 (unaudited)                                       I-2

                 Statements of earnings and retained earnings      I-3
                 Three months ended October 31, 1996 and 1995
                 (unaudited)

                 Statements of cash flows
                 Nine months ended October 31, 1996 and 1995
                 (unaudited)                                       I-4

                 Notes to condensed financial statements
                 Three & nine months ended October 31, 1996 and    I-6
                 1995

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS     I-8

        PART II. OTHER INFORMATION:

         ITEM 5. OTHER INFORMATION                                II-1

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8K                  II-1




















                                                                          -2-







<Page 3>
                            STERLING SUGARS, INC.
                          CONDENSED BALANCE SHEETS

                                                  October 31,  January 31,
                                                     1996          1996
                                                   UNAUDITED       NOTE
     ASSETS:                                    ---------------------------
      CURRENT ASSETS:
         Cash and short-term investments        $     70,443  $    134,052
         Accounts receivable                       5,057,801     1,717,048
         Inventories                               2,902,911    12,359,866
         Expenditures for future crops (Note B)    3,268,082       216,967
         Deferred income taxes                       240,096       160,600
         Other current assets                        291,134       165,868
                                                ------------- -------------
            TOTAL CURRENT ASSETS                $ 11,830,467  $ 14,754,401
                                                ------------- -------------
       Property, plant and equipment - net      $ 13,925,065  $ 11,980,458
                                                ------------- -------------
       Expenditures for future crops            $    562,600  $    487,338
                                                ------------- -------------
       Notes receivable - net of allowance      $    722,400  $    677,479
                                                ------------- -------------
       Deferred loan acquisition costs          $     67,033  $     69,893
                                                ------------- -------------
                                                $ 27,107,565  $ 27,969,569
                                                ============= =============
     LIABILITIES AND STOCKHOLDERS' EQUITY:
      CURRENT LIABILITIES:
        Accounts payable and accrued expenses   $  4,302,186  $  5,967,246
        Short-term debt                            3,364,000     3,658,334
                                                 ------------ -------------
            TOTAL CURRENT LIABILITIES           $  7,666,186  $  9,625,580
                                                ------------- -------------
       Long-term debt                           $  3,848,518  $  4,017,469
                                                ------------- -------------
       Deferred income taxes                    $    698,000  $    698,000
                                                ------------- -------------

     STOCKHOLDERS' EQUITY:
        Common stock                            $  2,500,000  $  2,500,000
        Additional paid in capital (Note C)           40,455        40,455
        Retained earnings                         12,354,406    11,088,065
                                                 ------------- -------------
                                                 $ 14,894,861  $ 13,628,520
                                                 ------------- -------------
                                                 $ 27,107,565  $ 27,969,569
                                                 ============= =============

       NOTE: The balance sheet at January 31, 1996 has been taken from the audited financial statements at that date, and condensed.

                   See notes to condensed financial statements




                                      I-1                                -3-







<Page 4>
                            STERLING SUGARS, INC.
                 STATEMENT OF EARNINGS AND RETAINED EARNINGS
                                 (UNAUDITED)

                                               NINE MONTHS ENDED OCTOBER 31
                                               ----------------------------
                                                      1996         1995
                                                     ------       ------
        REVENUES:

         Sugar and molasses sales                $14,574,935   $ 5,165,170
         Interest earned                              42,709        43,501
         Mineral leases and royalties                 64,914        91,475
         Gain (Loss) on sale of depreciable assets      (894)      134,250
         Other                                       202,583       441,521
                                                 ------------  ------------
                                                 $14,884,247   $ 5,875,917
                                                 ------------  ------------

        COSTS AND EXPENSES:

         Cost of products sold                   $12,015,435   $ 4,502,500
         General and administrative                  524,785       489,939
         Interest expense                            301,541       353,274
                                                 ------------  ------------
                                                 $12,841,761   $ 5,345,713
                                                 ------------  ------------

        NET EARNINGS BEFORE INCOME TAXES         $ 2,042,486   $   530,204
        INCOME TAX EXPENSE                           776,145       201,478
                                                 ------------  ------------
        NET EARNINGS                             $ 1,266,341   $   328,726

        RETAINED EARNINGS AT BEGINNING OF PERIOD  11,088,065     8,968,456
                                                 ------------  ------------
        RETAINED EARNINGS AT END OF PERIOD       $12,354,406   $ 9,297,182
                                                 ============  ============

        NET EARNINGS PER SHARE                   $       .51   $       .13
                                                 ============  ============













                    See notes to condensed financial statements



                                      I-2                                 -4-







<Page 5>
                            STERLING SUGARS, INC.
                 STATEMENT OF EARNINGS AND RETAINED EARNINGS
                                 (UNAUDITED)

                                              THREE MONTHS ENDED OCTOBER 31
                                              -----------------------------
                                                      1996           1995
                                                     ------         ------
        REVENUES:

         Sugar and molasses sales                $    49,063   $ 1,458,092
         Interest earned                               5,979           633
         Mineral leases and royalties                 20,801        32,766
         Gain on sale of depreciable assets             -           14,250
         Other                                        40,291        91,269
                                                 ------------  ------------
                                                 $   116,134   $ 1,597,010
                                                 ------------  ------------


        COSTS AND EXPENSES:

         Cost of products sold                   $      -0-    $ 1,323,365
         General and administrative                  124,022       141,233
         Interest expense                            101,429       141,761
                                                 ------------  ------------
                                                 $   225,451   $ 1,606,359
                                                 ------------  ------------

        NET EARNINGS (LOSS) BEFORE INCOME TAXES  $(  109,317)  $     9,349
        INCOME TAX CREDIT                         (   41,540)   (    3,552)
                                                 ------------  ------------
        NET LOSS                                 $(   67,777)   $(   5,797)

        RETAINED EARNINGS AT BEGINNING OF PERIOD  12,422,183     9,302,979
                                                 ------------  ------------
        RETAINED EARNINGS AT END OF PERIOD       $12,354,406   $ 9,297,182
                                                 ============  ============

        NET LOSS PER SHARE                       $(      .03)  $       .00
                                                 ============  ============













                   See notes to condensed financial statements


                                      I-3                                 -5-







<Page 6>
                            STERLING SUGARS, INC.
                           STATEMENT OF CASH FLOWS
                                (UNAUDITED)
                                                NINE MONTHS ENDED OCTOBER 31
                                                ----------------------------
                                                         1996       1995
                                                        ------     ------
   OPERATING ACTIVITIES:
    Net earnings                                    $ 1,266,341 $    328,726
    Adjustments to reconcile net earnings to
    net cash provided by (used in) operating activities:
     Amoritization of loan costs                          8,860        8,860
     Depreciation                                     1,128,187    1,307,402
     (Gain) loss on sale of depreciable assets              894   (  134,250)
    Changes in operating assets and liabilities:
     Increase in accounts receivable                 (3,340,753)  (3,863,378)
     Increase in notes receivable                    (   44,921)  (  131,139)
     Decrease in inventories                          9,456,955    1,811,246
     Increase in other current assets                (  125,266)  (   90,657)
     Increase in expenditures for future crops       (3,051,115)  (  915,864)
     Decrease in accounts payable
      and accrued expenses                           (1,665,060)  (  108,627)
     Other items - net                               (  160,758)     155,778
                                                    ------------ ------------
    Net cash provided by (used in) operating        $ 3,473,364  $(1,631,903)
      activities                                    ------------ ------------

    INVESTING ACTIVITIES:
     Purchase of property, plant and equipment      $(3,076,188) $(2,144,284)
     Proceeds from sale of depreciable assets             2,500      134,250
                                                    -----------  ------------
     Net cash used in investing activities          $(3,073,688) $(2,010,034)
                                                    ------------ ------------
    FINANCING ACTIVITIES:
     Proceeds from short-term debt                  $ 4,219,000  $ 6,538,398
     Payments on short-term debt                     (4,513,334)  (3,038,398)
     Payments on long-term debt                      (  168,951)  (  514,713)
     Proceeds from sale of treasury stock                            111,865
                                                    ------------ ------------
     Net cash provided by (used in) financing
       activities                                   $(  463,285) $ 3,097,152
                                                    ------------ ------------

    Decrease in cash and temporary investments      $(   63,609) $(  544,785)
    Cash and temporary investments at the
     beginning of the period                            134,052      623,237
                                                    ------------ ------------
    Cash and temporary investments at the
     end of the period                              $    70,443  $    78,452
                                                    ============ ============
    Continued


                   See notes to condensed financial statements



                                       I-4                                 -6-







<Page 7>
                            STERLING SUGARS, INC.
                           STATEMENT OF CASH FLOWS
                                (UNAUDITED)

      Supplemental information:

         Interest paid                              $  220,124  $  268,779
                                                    =========== ===========
         Income taxes paid                          $  373,500  $  439,325
                                                    =========== ===========

      Non-cash item:

         Accrued management fee paid by
          issuance of treasury stock                $   -0-     $    50,635
                                                    =========== ===========










































                                      I-5                               -7-






<Page 8>

                            STERLING SUGARS, INC.
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
            THREE AND NINE MONTHS ENDED OCTOBER 31, 1996 AND 1995
                      (UNAUDITED)          (CONTINUED)


        A. CONDENSED FINANCIAL STATEMENTS:

             The condensed balance sheets as of October 31, 1996, the statements of earnings and retained earnings for the three and nine months ending October 31, 1996 and 1995, and the condensed statements of cash flows for the nine month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at October 31, 1996 and for all periods presented have been made.

             Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the 1996 annual report to stockholders. The results of operations for the period ending October 31, 1996 are not necessarily indicative of the operating results expected for the full year.





























                                      I-6                                -8-







<Page 9>

                            STERLING SUGARS, INC.
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
            THREE AND NINE MONTHS ENDED OCTOBER 31, 1996 AND 1995
                                (UNAUDITED)

        B. EXPENDITURES FOR FUTURE CROPS:

             Due to the seasonality of the Company's business, recognition of expenditures incurred and income earned from sugar operations for the 1996 and 1995 crops have been deferred in order to properly match revenues and expenses. The deferred items are as follows:

                                                NINE MONTHS ENDED OCTOBER 31
                                                ----------------------------
                                                       1996        1995
                                                      ------      ------

            Sugar and molasses sales               $ 5,006,880  $ 7,402,789
                                                   ------------ ------------
            Costs and expenses:
               Factory                             $ 9,712,677  $10,194,006
               Plantations                             562,652      508,738
                                                   ------------ ------------
                                                   $10,275,329  $10,702,744
                                                   ------------ ------------
            Excess costs over sales                $ 5,268,449  $ 3,299,955
            Raw sugar and molasses inventories      (2,124,417)  (2,390,230)
                                                   ------------ ------------
                                                   $ 3,144,032  $   909,725
            Land preparation and planting costs
             1997 and 1996 crops respectively          124,050      164,286
                                                   ------------ ------------
                                                   $ 3,268,082  $ 1,074,011
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








<Page 10>
                            STERLING SUGARS, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Results of Operations:

      General Information:

         The Company's 1996 sugarcane grinding season (1996 crop) began on October 11, 1996. Generally, the Company plans to begin operations on or about October 1st of each year. This year the start of grinding was delayed because excessive rainfall prevented many growers from completing planting operations prior to October 1st. At the present time, the Company anticipates processing approximately 825,000 tons of cane and expects to end the processing season on or about January 4, 1997. Initially the Company anticipated processing about 740,000 tons of cane. However as the grinding season progressed, growers recognized higher than normal yields of sugarcane per acre due to favorable weather conditions during the cane growing season. For the 1995 crop, the Company processed a total of 759,953 tons of cane. Thus far, this years' grinding operations have progressed fairly well. At present, the average daily grinding rate is 9,586 tons of cane compared to 9,457 tons of cane per day last year. Sugar yields per ton of cane for the 1996 crop are estimated at 200 pounds per ton of cane. For the 1995 crop, the sugar yield was 213 pounds per ton of cane.
          The market price received from sales of raw sugar produced from the 1995 crop was $22.52 cwt. For the 1996 crop, the market price is projected to be about .50 cwt. less than the 1995 crop.

     Sugar and Molasses Sales:

          Sugar and molasses sales for the nine months ended October 31, 1996 and 1995 were as follows:
                                                1996         1995
                                               ------       ------
              Raw sugar sales              $14,232,243  $  4,909,831
              Molasses sales                   342,692       255,339
                                           ------------ -------------
                                           $14,574,935  $  5,165,170
                                           ============ =============


          For the first nine months of the Company's fiscal year ending January 31, 1997 (fiscal 1997), sales of raw sugar (1995 crop) increased compared to the same period ending in fiscal 1996 (1994 crop). This increase is the result of the Company having more sugar available to market during the current period. At January 31, 1996, the Company had on hand approximately 31,545 tons of raw sugar available for sale to refiners compared to 10,238 tons of raw sugar at January 31, 1995. As of July 31, 1996, the Company had sold and shipped the 31,545 tons of raw sugar held in inventory. The raw sugar on hand at January 31, 1995, 7,542 tons, was marketed during the first two quarters of fiscal 1996. The remaining 2,696 tons were marketed during the quarter ended October 31, 1995.


                                       I-8                                -10-








<Page 11>

          As of January 31, 1996, the Company had on hand approximately 715,711 gallons of molasses all of which had been sold as of April 30, 1996. At January 31, 1995, the Company had approximately 691,383 gallons of molasses on hand all of which had been sold as of April 30, 1995. For the 1995 molasses crop, the Company received $.40 per gallon compared to $.35 per gallon for the 1994 crop. There were no sales of molasses during the third quarters of both years.

     Interest Earned:

         Interest earned for the nine month periods ending October 31, 1996 and 1995 was $42,709 and $43,501, respectively. The decrease in the current period is primarily attributable to the Company receiving $25,528 in April, 1995 from the Sugarcane Safety Group for its share of interest earned on workers compensation reserve funds held by the group. The decrease, however, is offset by interest earned in the current period from short-term investments. For the three month period ended October 31, 1996, interest earnings from short-term investments were $5,979 compared to $633 for the three month period ending October 31, 1995.

     Mineral Leases and Royalties:

          For the three and nine month periods ended October 31, 1996, income from mineral leases and royalties decreased and were $64,914 for the nine month period ending Ocober 31, 1996 compared to $91,475, for the same period ending in 1995. The decrease is primarily attributable to an oil and gas lease orginally granted in February, 1995 on 274 acres for $20,528 and not renewed for a second year. Also in April, 1995, the Company had entered into a geophysical option agreement dated April 1, 1995 for $10,166 covering 985 acres. The agreement expired March 31, 1996 and was not renewed.

     Gain (loss) on the Sale of Depreciable Assets:

          The Company, for the nine month period ending October 31, 1996 recognized a loss of $894 on the sale of obsolete machinery and equipment compared to a gain of $134,250 for the same period in 1995. For the three month period ending in 1995, a gain of $14,250 was recognized on these obsolete items. For the three month period ending October 31, 1996, there were no sales of obsolete items.

     Other Revenues:

          Other revenues which consist mainly of miscellaneous income items, were $202,583 for the nine month period ended October 31, 1996 and $441,521 for the same period ending in 1995. These revenues, which can vary considerably from year to year, generally include amounts received for the sale of scrap, permitting seismic surveys conducted for oil and gas exploration on Company owned land and other miscellaneous items.
     The sharp decrease for the current period is the result of the Company receiving $318,032 in April, 1995 from the Sugarcane Safety Group representing a return of capital from workers compensation reserve funds for years that had been closed out. The decrease in 1996, however, is


                                         I-9                              -11-







<Page 12>

     offset by $141,127 received in May, 1996 from the Sugarcane Safety
     Group as a return of capital from closing prior year workers compensation reserve funds. Other revenues for the three month period ending October 31, 1996 decreased and was $40,291 compared to $91,269 for the three month period ending October 31, 1995.

     Cost of Products Sold:

          Cost of products sold increased for the nine month period ending October 31, 1996 and was $12,015,435 compared to $4,502,500 for the same period ending October 31, 1995. Cost of products sold were not recognized for the three month period ending October 31, 1996 but were $1,323,365 for the same period in 1995. Costs relating to sales are charged to cost of products sold. Accordingly, costs have increased for 1996 as would be expected with the increase in sales.

     General and Administrative Expenses:

          General and administrative expenses for the nine months ended October 31, 1996 increased and were $524,785 and for the period ending October 31, 1995 were $489,939. The increase in the current period is primarily attributable to expense accruals totaling $33,319 for contributions due the Company's pension and 401(K) plans. The general and administrative expenses for the three month period ending October 31, 1996 and 1995 were $124,022 and $141,233. This decrease is primarily attributable to decreases in miscellaneous expense items.

     Interest Expense:

          Interest expense decreased for the three and nine month periods ending October 31, 1996 compared to the same periods in 1995 and were $301,541 for the nine month period ending in 1996 and $353,274 for the nine month period ending October 31, 1995. The decrease in interest expense is primarily the result of increases in working capital from the sale of sugar inventory on hand at January 31, 1996, which delayed the need to make short-term borrowings in the 1996 period until September ,1996. In the 1995 period, the Company began making short-term loans in May, 1995.

     Income Taxes:

          The income tax expense (credit) for the three and nine month periods ending October 31, 1996 and 1995 was recorded at the statutory rate of 38 percent which reflects the 34 percent federal corporate rate plus 4 percent state income taxes.

     Liquidity and Capital Resources:

          At October 31, 1996, the Company had working capital of $7,548,939 compared to $5,128,821 at January 31, 1996. The working capital ratios were 1.5 to 1 and 1.5 to 1, respectively.





                                     I-10                                -12-







<Page 13>

          For the 1996 crop, the Company incurred approximately $3,000,000 for capital improvements. These additions are expected to increase the average daily grinding rate to 10,000 tons. These additions include expansion of the raw house on the pan floor and centrifugal stations. Also improvements were made to steam boilers #4 and #6 including installation of wet scrubbers to improve air emissions. Thus far, the Company has sustained a 9,586 ton per day average daily grinding rate after 62 days of the grinding season. The Company predicts the season will go 85 days and process about 825,000 tons of cane up from 769,953 tons of cane processed for the 1995 crop which was processed in 81 days. As in past years, the Company began making short-term loans during the idle season to fund idle season costs, capital additions, as well as, the first weeks of grinding operations. The short-term funding requirement has not exceeded $3,500,000 for the 1996 crop and is expected to be paid in full by the end of the fiscal year.

     Expenditures for Future Crops - Note B:

          In order to match revenue and expenses, sugar and molasses sales relating to the 1996 crop of $5,006,880 have been deferred. Sales of $7,402,789 relating to the 1995 crop were deferred last year. Processing for the 1996 crop began October 11, 1996 and for the 1995 crop processing began October 9, 1995. The decrease in deferred sales in 1996 is attributable to the Company shipping less raw sugar during the month of October, 1996 compared to the same period in 1995. In October, 1996, the Company had 20 grinding days compared to 23 grinding days in 1995.

      Factory Deferred Costs:

         Factory deferred costs decreased to $9,712,677 for the nine months ended October 31, 1996 from $10,194,006 for the nine months ended October 31, 1995. The decrease in deferred costs is primarily attributable to a decrease in the amount of sugarcane processed as of October 31, 1996 as compared to October 31, 1995. For the 1996 crop, the Company has processed a total of 176,450 tons of cane compared to 199,126 tons of cane for the 1995 crop as of October 31, 1995.

     Plantation Deferred Costs:

         Plantation deferred costs were $562,652 for the nine month period ending October 31, 1996 compared to $508,738 for the same period in 1995. The increase in the current period primarily results from the Company incurring an increase in cultivation costs to improve the cane crop on 1,192 acres of land farmed by the Company.

     Land Preparation and Deferred Planting Costs:

          Land preparation and deferred planting costs for the 1997 and 1996 crops have decreased for the nine month period ending in 1996 and were $124,050 for the period ending October 31, 1996 and $164,286 for the period ending October 31, 1995. For the 1996 crop, the Company maintained approximately 354 acres of fallow land. For the 1997 crop,


                                       I-11                              -13-








<Page 14>


     fallow land totals approximately 423 acres. Although fallow acreage has increased from 1996 to 1997, the deferred land preparation and planting costs have decreased in the current period primarily because during the two preceeding years the Company incurred costs to improve drainage systems and improve all lands farmed by the Company, including the fallow lands.

















































                                  I-12                                   -14-







<Page 15>



         PART II - OTHER INFORMATION

         ITEM 5 - OTHER INFORMATION

              On December 16, 1996, Sterling Sugars, Inc. (the Company) will execute a loan agreement for $6,500,000 to finance the purchase of approximately 8,519 acres of cane land commonly referred to as Oaklawn and Oakhill plantations. The loan repayment is based on a ten year amortization with principal payments semi-annually and interest paid quarterly. The interest rate is fixed at 8.25% for the term of the loan. The loan is collaterlized with a first mortgage on a total of 8,519 acres of property being purchased and a second mortgage on 10,186 acres of land currently owned by the Company. The agreement includes the assignment of rents collected from the Oaklawn and Oakhill properties and includes several convenants.

         ITEM 6 - EXHIBITS AND REPORTS ON FORM 8K
                  (a) Exhibits - None
                  (b) Reports on Form 8K
                      No reports on Form 8K have been filed during the quarter for which this report is filed.
































                                    II-1                                -15-







<Page 16>

                                  SIGNATURES



        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             STERLING SUGARS, INC.
                                             ---------------------
                                                 (REGISTRANT)


     DATE   December 13, 1996                By /s/ Craig P. Caillier
         ---------------------------         ------------------------
                                              CRAIG P. CAILLIER
                                              PRESIDENT AND CEO




    DATE    December 13, 1996                By /s/ Stanley H. Pipes
        ----------------------------         -------------------------
                                              STANLEY H. PIPES
                                              VICE PRESIDENT AND TREASURER





























                                     II-2                                -16-