Form 10-K
period 1997-01-31
STERLING SUGARS INC
filed 1997-05-01
CIK 94185

		UNITED STATES SECURITIES AND EXCHANGE COMMISSION
			    Washington, D. C.
			       Form 10K

  [X] Annual report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the fiscal year ended January 31, 1997

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. /__/

  The aggregate market value of the registrant's voting stock held on February 28, 1997 by non-affiliates of the registrant was $3,155,900. Such value has been computed on the basis of the average bid and asked prices of the stock and by excluding, from the 2,500,000 shares outstanding on that date, all stock beneficially owned by officers and directors of the registrant and by beneficial owners of more than five percent of its stock, even though all such persons may not be affiliates as defined in SEC rule 405.
							   Page 1 of 34 pages

  The number of shares of common stock outstanding as of April 18, 1997 was 2,500,000 shares.

  Documents incorporated by reference: Portion of Registrant's Proxy Statement dated April 25, 1997 are incorporated by reference into Part III.

  An exhibit index is located on page 32.

				    FORM 10-K

				      PART I
  ITEM 1-BUSINESS

	Sterling Sugars, Inc. is grower and processor of sugarcane from which it produces raw sugar and blackstrap molasses, a by-product. Cane residue (bagasse), also a by-product, is used as the primary fuel for the Company's steam boilers. The business is highly seasonal in that the processing season usually extends from early October to mid December or early January. For the fiscal year ended January 31, 1997 (referred to by the Company as "fiscal 1997"), the season began on October 11, 1996 and continued through January 02, 1997. From the crop grown during fiscal 1997 (referred to by the Company as the "1996 crop"), the factory processed 821,184 tons of sugarcane. During the previous year (fiscal 1996), the Company processed a total of 769,953 tons of cane, in fiscal 1995, a total of 606,112 tons of cane were processed by the Company. Sugar production for 1997 is estimated at 80,881 tons. For fiscal 1996 and 1995 the Company produced 82,141 and 64,190 tons of raw sugar, respectively.

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

	The Company's farming operations produced a total of 20,792 tons of cane for the 1996 crop. This compares to 20,509 and 11,611 tons of cane for the 1995 and 1994 crops, respectively. During the year, the Company maintained its policy of leasing and subleasing farm lands to independent growers. This program has proven to be a success since being implemented in 1988. Further information on this subject is provided under Item 2, "Properties," incorporated herein by reference.

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

	On November 28, 1990 President Bush signed into law the Food, Agriculture, Conservation and Trade Act of 1990 (New Farm Bill). Major provisions of the sugar section of this Farm Bill include (1) an 18 cents per pound loan rate, (2) a nine month loan period, and (3) a minimum foreign import quota of 1.25 million short tons of raw sugar with marketing controls on domestic cane and beet production under certain conditions.
  The New Farm Bill, which took affect in 1991, has not had any significant impact on the domestic sugar industry and none is expected. Also in 1991 Congress passed the Omnibus Budget Reconciliation Act of 1990 which amended the Agricultural Act of 1949 and requires that a marketing assessment be imposed on sugar processed from domestically grown sugarcane at one percent of the loan rate. The assessment, which began with the 1991 crop, is .18 cents per pound and increased to .198 cents per pound for the 1994 and 1995 crops. The Food, Agriculture, Conservation and Trade Act of 1990 expired on December 31, 1995. On April 4, 1996 President Clinton signed the new Federal Agricultural Improvement and Reform Act (FAIR) otherwise known as the Freedom to Farm Bill. This seven year farm bill, starting with the 1996 crop, is more risky to producers and includes an 18 cent loan rate with loans not to exceed nine months. The no cost provision to the Federal Treasury is retained and marketing allotments have been suspended through the year 2002. The marketing assessment, currently at 1.10% of the loan rate, is increased to 1.375%. Loans become non-recourse if the sugar import quota rises above
  1.5 million short tons. Also, a one cent per pound penalty assessment is made on sugar pledged as collateral and forfeited to the government for
  non-recourse loans.   After the year 2002, the domestic sugar industry may
  be without a sugar program and consequently will have to compete in a global market to produce and sell raw sugar.

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

	Over the years, despite costly remedial actions by the Company, opacity problems at the Company's factory have not been completely resolved resulting in citations from the Air Quality Control Division of the Louisiana State Office of Environmental Protection (the Agency) for exceeding opacity limits for stack emissions. The most recent notice violation was issued in November, 1992 and resulted in the issuance of an amended compliance order dated June 4, 1993. On March 10, 1994, the compliance

				     I-2                                -3-
  order was amended a second time to delay the requirements of the order by one year because of the Company's poor financial results of fiscal 1994.
  The requirments of the amended compliance order are as follows: (1) install a wet scrubber on boiler No. 2 by October 1, 1995 or the beginning of the 1995 grinding operation, whichever comes first (2) retrofit boiler No. 5 with new Spreader-Stoker furnaces and ash and air handling systems to include a wet scrubber, that will be sized to service both boiler No. 4 and No. 5 by October 1, 1996, (3) retrofit boiler No. 4 with new Spreader-Stoker furnaces and ash and air handling systems to be connected to the wet scrubber (to be installed in 1996) by October 1, 1997, and (4) increase the No. 6 boiler induced draft system by installing a larger fan and drive by October 1, 1998. Requirement number one was completed prior to the 1995 grinding season. For fiscal 1997, to comply with requirements 2 and 3, the Company retrofited boiler no. 4 with new speader stoker furnaces and ash and air handling systems including a wet scrubber. Retrofitting boiler no. 4 prior to boiler no. 5 is more feasible since it is closest to the existing boilers. Furthermore, the plans for retrofitting boiler no. 5 includes installation of its own wet scrubber for better performance. Also for fiscal 1997, the Company increased the no. 6 boiler induced draft system capacity by installing a new and larger fan and drive (compliance order no.
  4) along with a wet scrubber. For fiscal 1998, to complete the requirements of the compliance order, the Company is retrofitting boiler no. 5 with new spreader stoker furnaces and ash and air handling systems including a wet scrubber. The project is expected to be completed prior to the 1997 grinding season.

       Company employment for the year ended January 31, 1996 was as follows:

					  Factory            Agriculture
				      ---------------     -----------------
      Year round employees                  96                    6
      Seasonal and temporary employees      90                   49
					 --------             --------
					   186                   55
					 ========              =======
  Further information respecting the Company's business is given under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," incorporated herein by reference.


  ITEM 2 -PROPERTIES

	Land owned by the Company by parishes and suitability of land for cultivation is as follows:

			    St. Mary    Iberia    St. Landry     Total
			    ------------------------------------------
       Cultivable             9,544      1,560          -      11,104
       Non-cultivable         7,533      1,302         121      8,956
       Plant site                65                                65
			    --------   --------      ------   --------
			      17,142      2,862        121      20,125
			    ========   ========      ======   ========
	Of the cultivable land, approximately 270 acres are operated by the Company. Approximately 9,274 acres in St. Mary Parish and 1,560 acres in Iberia Parish (Peebles Plantation) are leased to tenants for the growing of

				     I-3                                 -4-
  sugarcane. Of the leases in effect, one covering 1,560 acres (Peebles Plantation) expired in 1995 and was renewed under basically the same terms and conditions as the previous lease. Another lease covering 818 acres also expired in 1995 but contained an option to renew for five years. The option on this lease was exercised by the tenant. One lease covering 169 acres expired in 1996 and was extended for an additional five years with a five year renewal option. A lease covering 424 acres will expire in 1997. During 1998, one lease on 410 acres will expire but contains an option to renew for an additional five years. In 1999 two leases covering 308 acres will expire. Also in 1999, two leases covering 2,285 acres will expire but contain options to renew for additional five year periods. One of the leases expiring in 1999 includes 1,870 acres formerly part of Sterling's farm division now leased to an independent grower.

       The Company, in December, 1996, purchased approximately 8,519 acres of land in St. Mary Parish of which 4,863 acres in cultivable cane land. The acquisition is viewed as good for the Company in that it will secure and maintain the Company's current cane supply. The Company is presently obtaining leases with the existing tenants of these lands. The lease agreements will contain five year terms beginning in 1997 with an option to renew for additional five year periods.

       In addition to Company owned land, about 2,496 acres in St. Mary, Iberia and surrounding parishes are leased to the Company for growing sugarcane. The land currently leased by the Company is subleased to independent growers. Past experience indicates that small independent growers do a better job of farming than can be done by a very large agricultural operation. Arrangements have been made for the Company to process the sugarcane grown from the subleased premises. Over the last three years the Company has made attempts to have farmers lease land directly from landlords in an effort to minimize the Company's liability exposures.

       The Company's plant site, consisting of a factory compound and main office, is located on Bayou Teche just outside the city of Franklin, Louisiana. The factory compound is comprised of the raw sugar mill, warehouses, shipping and receiving facilities, truck and tractor repair garage and large areas for the storage of sugarcane.

	Of the 20,125 acres of land owned by the Company, approximately 890 acres are being held by production, primarily from the LGS Sterling No. 1 well and C. M. Cremaldi No. 2 well. The Sterling No. 1 well was completed by the Company's lessee, LGS Exploration, Inc. during December, 1984.
  During September, 1991 the well experienced production problems and in January 1992 production was restored but at significantly reduced rates.
  On July 31, 1992 the Company entered into a unitization agreement for the Sterling No. 1 well whereby several individual units existing at the 6,800' sand Charenton Field would operate as one unit. As part of the agreement the Company maintained a twenty-five percent interest in the 34.5 acre unit. Prior to unitization, oil production from the well for fiscal 1993 was only 345 barrels compared to 2,820 and 7,172 barrels of oil in fiscal 1992 and 1991, respectively. In the fourth quarter of 1993, the Company collected $39,274 for its share of oil and gas production from November, 1991 through November, 1992 from the new unit. During fiscal 1995, oil production from the unit declined and was approximately 18,423 barrels compared to 30,038 barrels in fiscal 1994. In fiscal 1996, oil production from the unit was 14,881 barrels which is slightly higher than the 13,288 barrels of oil produced during fiscal 1997. The price received per barrel of oil for
				     I-4                                -5-
  fiscal 1997, 1996 and 1995 was $20.45, $17.01 and $15.32, respectively.
  For fiscal 1996 and 1997 there was no gas production from the unit. For fiscal 1995 and 1994, the Company had income from gas production from the unit. In September, 1995 the Company began receiving royalty income from the C. M. Cremaldi well. Although some income is derived from oil production at the beginning, the primary income thus far has been from gas production. Sterling maintains approximately 274 acres in the 4,000 acre unit. The site is a re-completion unit that was inactive since December, 1986. Income from the well decreased in fiscal 1997 and was $2,242 compared to $10,394 in fiscal 1996. In February, 1995 the Company granted an oil and gas lease for $20,528 on the 274 acres. The lease agreement has a three year primary term. The lease was not renewed for a second year.
       In fiscal 1997, the Company entered into geophysical option agreement on 1,000 acres for $20,000. The agreement is dated September 25, 1996 and expires after one year. The agreement does contain an option to acquire an oil and gas lease. Also on February 3, 1997, the Company entered into a seismic agreement covering approximately 1,395 acres for $28,184. The sole purpose of the agreement is to allow seismic exploration activities. The agreement expires December 31, 1997. In fiscal 1996, the Company entered into a geophysical option agreement dated April 1, 1995 for $10,166 covering 985 acres. This agreement expired March 31, 1996. During fiscal 1995, the Company entered into a geophysical agreement on approximately 1,200 acres of land for $12,002 whereby the Company granted an option for one year to acquire an oil and gas lease. On February 1, 1995, the option was exercised and a lease granted for a one year term on approximately 555 acres for $55,461. The lease contains a three year primary term. In February, 1996 the lease was extended one additional year and not renewed. During fiscal 1994, the Company had no income from oil and gas lease activities.

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




				     I-5                                 -6-

				  PART II

  ITEM 5 - MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER
	   MATTERS

	As of April 10, 1997 there were approximately 720 holders of record of the Company's stock which is traded in the over-the-counter market. The Company's stock transfer agent and registrar is Boatmen's Trust Company, P.
  O. Box 14737, St. Louis, Missouri 63178.

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

						  Range of Prices
					      ------------------------
       Fiscal 1997                             High               Low
      -------------                           ------             ------

	   First Quarter                    $  6-1/2          $  6-1/2
	   Second Quarter                      6-3/4             6-1/2
	   Third Quarter                       6-5/8             6-5/8
	   Fourth Quarter                      6-1/2             6-1/2

       Fiscal 1996
      -------------
	   First Quarter                    $  5-1/2          $  4-3/4
	   Second Quarter                      6                 5
	   Third Quarter                       5-3/4             5-1/8
	   Fourth Quarter                      6-1/8             5-1/8

























				    II-1                                -7-

 ITEM 6 - SELECTED FINANCIAL DATA

				   Year ended January 31
				 -------------------------
		   1997       1996         1995        1994         1993
	       ----------- ----------- -----------  -----------  -----------
  Revenues     $38,748,102 $29,644,559 $34,250,584 $13,932,753  $19,006,667

  Net Earnings
    (Loss)     $ 2,036,970 $ 2,119,609 $   742,783 $  (983,319) $  (552,812)

  Net Earnings
   (Loss per
    Share)     $       .81 $       .85 $       .30 $      (.40) $      (.23)
  Cash Dividends
   Paid per
    Share      $       -   $       -   $       -    $       -    $       -

  AT YEAR END:

  Total assets $35,584,629 $27,969,569 $20,879,631 $26,513,324  $20,887,211

  Long-term
   Debt        $ 9,615,175 $ 4,017,469 $ 4,371,434 $ 4,694,236  $ 4,390,691

  Working
   Capital     $ 5,204,946  $ 5,169,044 $ 4,493,736 $ 3,121,514  $ 5,840,963

  Stockholders'
   Equity      $15,665,490  $13,628,520 $11,346,411 $10,604,028  $11,587,347



























				    II-2                                -8-

ITEM 7-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     For fiscal 1997 (1996 crop), the Company net earnings of $2,036,970 or $.81 per share. Net earnings for the fiscal year ending January 31, 1996
(1995 crop) were $2,119,609 or $.85 per share. The Company for fiscal 1995 (1994 crop) had net earnings of $742,383 or $.30 per share.
     In fiscal 1997, the Company set a new record for total tons of cane processed in one grinding season. Also, a new daily grinding rate was set. Overall, the Company's profitability was good despite an eight percent or sixteen pounds per ton of cane decrease in sugar yields. The 1996 crop harvest season experienced above normal rainfall. Also, freezing temperatures in late December significantly reduced sugar recoveries the last five days of the grinding season by as much as fifty percent.
     For the 1996 crop, the Company processed 821,184 tons of cane. This is the third consecutive year the Company has set a new record for tons of cane processed. For the 1995 crop the Company processed 769,953 tons of cane and for the 1994 crop, 606,112 tons of cane were processed.
     The Company's efforts to continue increasing its average daily grinding rate were achieved for the 1996 grinding season. The average grinding rate was 9,803 tons of cane. For the 1995 and 1994 crops, the average daily grinding rates were 9,457 and 8,159 tons of cane per day, respectively. The 1996 crop was processed in 84 days compared to 81 days for the 1995 crop. The 1994 crop was processed in 74 days. The factory capital additions over the past three years have allowed the Company to increase its daily grinding capacity substantially. In the future, the Company plans to continue to focus on capital expansion projects which will further increase the daily grinding capacity of the factory which will create more efficiencies thereby reducing costs while matching the total cane supply available for processing.
     Sugar yields per ton of cane for the 1996 crop are estimated at 197 pounds per ton of cane. This yield is considerably less than the 213 pound yield for the 1995 crop. For the 1994 crop the sugar yield per ton of cane was 212 pounds. The 1996 crop was not a favorable one for sugar yields when compared to the two preceding years. For the 1993 crop, the yield per ton of cane was 186 pounds.
     For the 1996 crop, the Company estimates sugar production at 80,881 tons of raw sugar. This compares to 82,141 and 64,190 tons of raw sugar for the 1995 and 1994 crops, respectively. The Company processed an additional 51,231 tons of cane for the 1996 crop compared to the 1995 crop. However, raw sugar production is expected to be 1,260 tons less for 1996 because of the decrease of sixteen pounds per ton in the sugar yield from 1995 to 1996.
     For the 1996 crop, the Company's agricultural division produced 20,792 tons of sugarcane on 730 mill acres compared to 20,509 tons of sugarcane for the 1995 crop on 798 mill acres. For the 1994 crop, the agricultural division produced a total of 11,611 tons of sugarcane on 681 mill acres. Over the last three years the Company has farmed approximately 1,200 cultivable acres consisting primarily of marginal lands. Since then the Company has continued to incur costs to improve sugarcane yields on these marginal lands. For the 1996 crop, the sugarcane yield was 28.5 tons per acre compared to 25.7 tons per acre for the 1995 crop. Management, over the past three years, has attempted to negotiate with individual farmers to lease these lands but these efforts have not yet been successful.
     The Statement of Earnings for the three years ended January 31, 1997,
1996 and 1995 reflect sales of raw sugar and molasses of $38,748,102, $28,495,085 and $33,768,134, respectively. Sugar marketed for fiscal 1997 was
				     II-3                               -9-

85,749 tons. This compares to 61,278 and 77,294 tons of raw sugar marketed during fiscal 1996 and 1995, respectively. The increase in sugar marketed for fiscal 1997 is primarily the result of an increased amount of raw sugar available for marketing because of the increase in ending inventory for fiscal 1996. Inventories for fiscal 1997, 1996 and 1995 were 26,812, 31,545 and
10,238 tons of raw sugar, respectively. The average prices received for sugar marketed have decreased for the 1996 crop and is estimated at $22.19 cwt. Average prices of sugar for the 1995 and 1994 crops were $22.52 and $22.00 cwt., respectively.
     Interest earned for fiscal 1997 decreased slightly from fiscal 1996 and was $43,959 for fiscal 1997 and $45,864 for fiscal 1996. For fiscal 1995, interest earned was $29,350. The increases over the past two years are primarily the result of the Company having more funds available for short-term investments because of increases in net earnings and working capital.
     Income from mineral leases and royalties were $89,948, $114,926 and $37,393 for fiscal 1997, 1996 and 1995, respectively. The decrease is primarily attributable to an oil and gas lease and a geophysical option agreement not being renewed for a second year. The oil and gas lease was originally granted in February, 1995 for $20,528 on 274 acres. The geophysical option agreement was dated April 1, 1995 for $10,166 covering 985 acres. This agreement expired March 31, 1996 and was not renewed. The oil and gas lease and option executed on February 1, 1995 on 555 acres for $55,461 was extended for a second year. Oil and gas royalties were $25,708, $30,188 and $25,140 for fiscal 1997, 1996 and 1995, respectively.
     Gains on the disposition of property and equipment were $14,795, $145,076 and $11,331 for fiscal 1997, 1996 and 1995, respectively. These gains are primarily attributable to sales of obsolete machinery and equipment.
     Other revenues consist primarily of amounts received from cane land rentals and permitting seismic surveys conducted for oil and gas exploration. For the current fiscal year, other revenues were $518,370. For the two previous fiscal years, other revenues totaled $843,608 and $404,376, respectively. Cane land rentals for fiscal 1997, 1996 and 1995 were $565,401, $602,185 and $368,848, respectively. The decrease in other revenue in the current year is the result of the Company receiving in April, 1995 $318,032 from the Sugar Cane Safety Group representing a return of capital from workers compensation reserve funds for years closed out. The current year decrease, however, was offset by $141,127 received in May, 1996 from closed out reserve funds.
     Cost of products sold for each of the three years ending in 1997, 1996 and 1995 were $34,703,495, $24,952,455 and $31,558,282, respectively. The cost of products sold in each of these years are relative to the sales of raw sugar and molasses for the three years.
     General and administrative expenses for fiscal 1997 totaled $975,779. These expenses were $954,809 in fiscal 1996 and $802,768 in fiscal 1995. The increase in these expenses during the past two years is primarily due to incentive payments made to employees and key management personnel in the form of bonuses.
     Interest and loan expense decreased to $504,260 for fiscal 1997 from $522,667 in fiscal 1996 and $591,650 in fiscal 1995. The decrease in interest expense in the current period is primarily the result of increases in working capital from the sale of sugar inventory on hand at January 31, 1996, which delayed the need to make short-term borrowings until September, 1996 for fiscal 1997. For fiscal 1996, the Company began making short-term loans in May, 1995. The decrease in the current year is offset, however, by an increase in interest on long-term debt of $6,500,000. The Company, in December, 1996, made a long-term loan to finance the purchase of approximately 8,519 acres of

				     II-4                               -10-
land in St. Mary Parish of which 4,863 acres is cultivable cane land. The acquisition is viewed as good for the Company in that it will secure and maintain the Company's current cane supply. The loan agreement contains a ten year payout with all annual cane land rental income derived from the land applied to the loan. Interest expense in each of these years include interest incurred on a $4,000,000 long-term loan made in April, 1992.
     For fiscal 1997 and 1996, the Company is recognizing income tax expenses of $1,194,670 and $1,095,019, respectively. For fiscal 1995, the Company recognized an income tax expense of $555,501. The income tax expenses are explained in Footnote 4, Notes to Financial Statements, on pages 20 and 21 of this report.
     Over the last three years, liquidity of the Company has been good. The current ratio at January 31, 1997 was 1.6 to 1. For the two previous fiscal years ending January 31, 1996 and January 31, 1995, the current ratios were
1.5 to 1 and 2.0 to 1, respectively. For the current year short-term debt decreased at January 31, 1997 and was $2,575,000 compared to $3,658,334 for the same period ended January 31, 1996. The slight increase in the current ratio for fiscal 1997 is primarily attributable to the decrease in outstanding short-term debt at fiscal years' end. The decrease in short-term debt primarily results from increased working capital during the 1996 crop idle season.
     For the coming year, with a good growing season, it is quite possible the Company's volume of cane to grind will increase. Along with this increase is a trend among sugarcane farmers in Louisiana, including our area, to convert harvesting practices from whole stalk to billet combines. Most factory managers would agree the combine system at this time is more favorable to farmers than factories. Despite this fact, it is important the Company accomodate its' farmers and as a result, the Company has budgeted $750,000 in capital additions for handling billet cane on the cane yard. The Company has also budgeted $2,700,000 in other capital additions which include improvements to steam boiler No. 5, various improvements to steam boilers Nos. 1, 2, 4 and 6, installation of two 1,500KW generators, a cane wash table and installation of one vacuum pan for the raw house. The improvements for the coming year other than the billet cane handling improvements, will aid the Company in becoming more efficient in operating the factory. The additions for handling billet cane is expected to increase the factory cost of cane yard operations. As in the past, the Company expects to fund the cost of the capital additions from working capital and short-term borrowings through lines of credit available to the Company.
     The 1996 crop was the first under the new farm legislation, Federal Agriculture Improvement and Reform Act (FAIR) otherwise known as the Freedom to Farm Bill. This seven year farm bill is more risky for producers and includes an 18 cent loan rate with loans not to exceed nine months. The no cost provision to the federal treasury is retained and marketing allotments have been suspended through the year 2002. The bill contains a recourse loan provision when imports fall below 1.5 million tons and mandates a 1 cent penalty for forfeited sugar. The marketing assessment was raised to 1.375% from 1.10% of the loan rate. Sugar industry officials believe the legislation is satisfactory. However after the year 2002, the domestic sugar industry may be without a sugar program and consequently will have to compete in a global market to produce and sell sugar.
     In looking ahead, it is very important for the Company to continue to expand the size of the factory and increase its volume of cane supply. In addition, the Company must strive to become more efficient in order to become competitive in a global market place.

				     II-5                               -11-

				March 19, 1997


 To the Stockholders and Board of Directors
 Sterling Sugars, Inc.
 Franklin, Louisiana

			  INDEPENDENT AUDITORS' REPORT

	We have audited the accompanying balance sheets of Sterling Sugars, Inc. as of January 31, 1997 and 1996, and the related statements of income and retained earnings and cash flows for each of the three years in the period ended January 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

	In our opinion, the 1997 and 1996 financial statements present fairly, in all material respects, the financial position of Sterling Sugars, Inc. as of January 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 1997, in conformity with generally accepted accounting principles.

 Respectfully submitted,

 /s/ LeGlue & Company

 (A Professional Corporation)




















				    II-6                                -12-

			     STERLING SUGARS, INC.
				BALANCE SHEETS
			  JANUARY 31, 1997 AND 1996
 ASSETS

 CURRENT ASSETS:
						     1997         1996
						 ------------ ------------
   Cash                                          $    16,611  $    30,169
   Temporary cash investments                         93,721      103,883
						 ------------ ------------
    Total cash and temporary cash investments        110,332      134,052

   Accounts receivable, principally sugar and
    molasses  sales, no allowance for doubtful
    accounts considered necessary                  1,890,398    1,717,048
   Sugar inventory - at cost                      10,583,250   11,361,574
   Molasses inventory - at market                    261,269      300,548
   Expenditures for future crops                     148,334      216,967
   Operating supplies - at cost                      823,429      697,744
   Deferred income taxes                             102,200      160,600
   Prepaid expenses and other assets                 588,998      206,091
						 ------------ ------------
      TOTAL CURRENT ASSETS                        14,508,210   14,794,624
						 ------------ ------------

  PROPERTY, PLANT AND EQUIPMENT, at cost:
   Land                                            6,886,838    1,815,620
   Buildings                                       3,146,195    2,621,179
   Machinery and equipment                        31,015,481   27,937,538
						 ------------ ------------
						  41,048,514   32,374,337
   Less accumulated depreciation                 (22,077,725) (20,393,879)
						 ------------ ------------
						  18,970,789  11,980,458
						 ------------ ------------
  INVESTMENTS AND OTHER ASSETS:
   Cash value of officers' life insurance             31,763       29,670
   Expenditures for future crops                   1,389,338      487,338
   Notes receivable, net of allowance for
    doubtful accounts, 1997 and 1996 $38,000         684,529      677,479
						 ------------ ------------
						   2,105,630    1,194,487
						 ------------ ------------
						 $35,584,629  $27,969,569
						 ============ ============







		       See notes to financial statements

				    II-7                              -13-

			     STERLING SUGARS, INC.
				BALANCE SHEETS
			   JANUARY 31, 1997 AND 1996

 LIABILITIES AND STOCKHOLDERS' EQUITY
						      1997          1996
						-------------- -------------
	       CURRENT LIABILITIES:
  Notes payable                                  $ 2,575,000   $   3,658,334
  Accounts payable                                 1,171,467       1,402,683
  Due to cane growers                              4,654,502       4,316,481
  Income taxes payable                                 -              16,919
  Current portion of long-term debt
   and capital leases                                902,295         231,163
						-------------- --------------
	   TOTAL CURRENT LIABILITIES               9,303,264       9,625,580
						-------------- --------------

 LONG-TERM DEBT AND CAPITAL LEASE, less portion
  due within one year included in current
  liabilities                                      9,615,175       4,017,469
						-------------- --------------
  DEFERRED INCOME TAXES                            1,000,700         698,000
						-------------- --------------
  COMMITMENTS AND CONTINGENCIES (Note 8)                 -              -
						-------------- --------------
  STOCKHOLDERS' EQUITY:
  Common stock, par value $1 per share:
  Authorized and issued 2,500,000 shares            2,500,000      2,500,000
  Additional paid-in capital                           40,455         40,455
  Retained earnings                                13,125,035     11,088,065
						  ------------ --------------
						  15,665,490     13,628,520
						  ------------ --------------
						  $35,584,629    $27,969,569
						  ============ ==============















		     See notes to financial statements

				   II-8                                 -14-

			     STERLING SUGARS, INC.
		  STATEMENTS OF INCOME AND RETAINED EARNINGS

					       YEARS ENDED JANUARY 31,
					    1997        1996        1995
					    ---------- ----------- -----------
 REVENUES:
  Sugar and molasses sales               $38,748,102 $28,495,085 $33,768,134
  Interest earned                             43,959      45,864      29,350
  Mineral leases and royalties                89,948     114,926      37,393
  Gain on dispositions of property
   and equipment                              14,795     145,076      11,331
  Other                                      518,370     843,608     404,376
					 ----------- ----------- -----------
					  39,415,174  29,644,559  34,250,584
					 ----------- ----------- -----------
 COST AND EXPENSES:
  Cost of products sold                   34,703,495  24,952,455  31,558,282
  General and administrative                 975,779     954,809     802,768
  Interest and loan expenses                 504,260     522,667     591,650
					 ----------- ----------- -----------
					  36,183,534  26,429,931  32,952,700
					 ----------- ----------- -----------
 INCOME BEFORE INCOME TAXES                3,231,640   3,214,628   1,297,884
 INCOME TAXES                              1,194,670   1,095,019     555,501
					 ----------- ----------- -----------
 NET INCOME                                2,036,970   2,119,609     742,383

 RETAINED EARNINGS AT BEGINNING OF YEAR   11,088,065   8,968,456   8,226,073
					 ----------- ----------- -----------
 RETAINED EARNINGS AT END OF YEAR        $13,125,035 $11,088,065 $ 8,968,456
					 =========== =========== ===========
 WEIGHTED AVERAGE EARNINGS PER
  COMMON SHARE:
   Net income                                   $.81        $.85       $ .30
					 ===========  ========== ===========
 CASH DIVIDENDS PAID                            $  0        $  0      $    0
					 =========== =========== ===========
















			See notes to financial statements

				    II-9                                -15-

			    STERLING SUGARS, INC.
			  STATEMENTS OF CASH FLOWS

					       Years Ended January 31,
					    1997         1996        1995
				       ------------ ------------ ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                             $ 2,036,970  $ 2,119,609 $    742,383
 Adjustments to reconcile net earnings
  to net cash provided by (used
  in) operating activities:
   Depreciation                           1,793,012    1,533,946    1,517,693
   Deferred income taxes                    361,100      271,600      219,684
   Gain on dispositions of property and
    equipment                               (14,795)    (145,076)     (11,331)
   Changes in operating assets and liabilities:
    (Increase) decrease in accounts
     receivable                            (173,350)     559,929   (1,035,279)
    (Increase) decrease in sugar and
     molasses inventories                   817,603   (7,458,169)   6,341,971
    Increase in accounts payable and
     accrued expenses and due to cane
     growers                                 30,480    2,190,846      271,436
   Increase (decrease) in interest
     and income taxes payable                59,406     (326,541)     308,866
   Other items - net                     (1,344,052)     117,908      153,325
					  ----------- ------------ -----------
  NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES                   3,566,374   (1,135,948)   8,508,748
					 ------------ ------------ -----------
  CASH FLOWS FROM INVESTING ACTIVITIES:
   Collection/Issuance of notes
    receivable - Net                         (7,050)     (16,554)    (264,702)
   Purchases of property, plant and
    equipment                            (8,842,848)  (2,739,294)    (482,307)
   Proceeds from dispositions of
    property and equipment                   74,300      217,462      195,003
					 ------------  ----------- -----------
  NET CASH USED IN
   INVESTING ACTIVITIES                  (8,775,598)  (2,538,386)    (552,006)
					 ------------- ----------- -----------
  CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from short-term notes
    payable and long-term debt           27,309,300   20,568,778    6,649,300
   Sale of treasury stock                      -         111,625         -
   Payments on short-term notes
    payable and long-term debt          (22,123,796) (17,495,254) (14,526,768)
					 ------------ ------------ -----------
   NET CASH PROVIDED BY (USED IN)
    FINANCING ACTIVITIES                  5,185,504    3,185,149   (7,877,468)
					 ------------ ------------ -----------
   INCREASE (DECREASE) IN CASH AND
    TEMPORARY CASH INVESTMENTS              (23,720)    (489,185)      79,274
   CASH AND TEMPORARY CASH INVESTMENTS
    AT BEGINNING OF YEAR                    134,052      623,237      543,963
					  ----------- ----------- -----------
    (Continued)
				      II-10                                -16-

			       STERLING SUGARS, INC.
			     STATEMENTS OF CASH FLOWS

						 Years Ended January 31,
					  ------------------------------------
					     1997         1996        1995
					  ------------ ----------- -----------
  CASH AND TEMPORARY CASH INVESTMENTS
   AT END OF YEAR                         $  110,332  $   134,052  $   623,237
					  ============ =========== ===========

 SUPPLEMENTAL INFORMATION REGARDING
  CASH FLOWS:
  INTEREST PAID                           $  415,053  $   509,421  $   589,869
					  ============ ============ ==========

  INCOME TAXES PAID (RECEIVED)            $1,226,919  $ 1,152,704  $  (147,643)
					  ============ ============ ===========

  NON-CASH INVESTING AND FINANCING
   ACTIVITIES:
   Purchase of equipment financed by
    note payable                           $     -     $     -     $   139,206
					 ============= ============ ===========
   Corporation issued common stock for
    the payment of management fee due
     to M. A. Patout & Son, Ltd.          $     -     $   50,875  $      -
					 ============= =========== ===========



























			  See notes to financial statements

				      II-11                              -17-

			      STERLING SUGARS, INC.
			  NOTES TO FINANCIAL STATEMENTS
		   YEARS ENDED JANUARY 31, 1997, 1996 AND 1995


 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Sterling Sugars, Inc. is a grower and processor of sugarcane from which it produces raw sugar and blackstrap molasses in St. Mary Parish, Louisiana. All sugar produced by the Company is sold to a few major sugar refiners and candy manufacturers under sales contracts and the portion which is not shipped is included in inventory at the lower of cost or market. Molasses is sold to two major molasses distributors and the amounts on hand are recorded at an average of the estimated weekly market price during the pricing period as specified in the sales contracts. Sales are recognized when deliveries are made.
      Allowance for doubtful accounts was based on management's evaluation of the individual accounts and notes receivable.
      Property, plant and equipment are recorded at cost. Depreciation is computed principally by the declining balance method, and is primarily on average lives of 40 years for buildings, 15 years for machinery and equipment, 10 years for furniture and fixtures and 6 years for vehicles.
      Income taxes were accounted for using the liability method.
      Expenditures for future crops relate to subsequent years' crops and have been deferred. These costs will be charged against earnings as the income is received from these crops. The amounts related to land leased to others on which the leases do not expire within one year of the balance sheet date have been classified as non-current assets.
      Cash equivalents include all highly liquid temporary cash investments with a maturity of three months or less at the date of purchase. The
 Company maintains, at a regional financial institution, cash which may exceed federally insured amounts at times.
      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 2. NOTES PAYABLE

      Notes payable at January 31, 1997 included $2,575,000 of short-term notes payable to a bank with interest at 8.25%.
      Notes payable at January 31, 1996 $3,078,334 of short-term notes which were payable to a government agency and were collateralized by inventory.
 The notes had interest rates of 5.75% and 5.50%. Notes payable at January 31, 1996 also included $580,000 of unsecured notes payable to a bank with interest at 8.50%.
      The maximum aggregate short-term borrowings outstanding were $20,809,900 in 1997, $20,568,800 in 1996 and $14,178,300 in 1995. The average aggregate amount of short-term borrowings and the weighted average interest rate was approximately $924,380 and 6.18% in 1997, $1,640,200 and 6.97% in 1996 and
 $2,724,300 and 5.17% in 1995. Short-term borrowings occur primarily during the months of September through December.



				     II-12                               -18-

 3. LONG-TERM DEBT AND CAPITAL LEASE
     Long-term debt and capital lease at January 31, 1997 and 1996 consisted of the following:
							1997        1996
						    -----------  -----------
     8.50% mortgage note collateralized by first
     mortgage on substantially all land owned by
     the Company; payable in semi-annual payments
     of $194,240, including interest with the
     balance of $3,360,000 due January 1, 2002.     $ 3,740,829   $ 3,807,085

     8.95% capital lease collateralized by equipment,
     payable in monthly payments of $16,500 including
     imputed interest beginning October 1, 1993 with
     a final payment of $16,500 due October 1, 1998.    276,641       441,547

     8.25% mortgage note collateralized by first
     mortgage on 8,519 acres of land and a second
     mortgage on 10,186 acres of land owned by the
     Company; payable in semi-annual payments of
     $325,000, interest payable quarterly, with a
     final payment due October, 31, 2006.  This mortgage
     note provides for additional principal payments
     equal to fifty percent of the net income before
     depreciation reduced by capital expenditures.
     There were no required additional payments of
     principal at January 31, 1997.  An additional
     covenant of the loan is that no dividends are to
     be paid.                                         6,500,000         -
						    ------------ -------------
						     10,517,470     4,248,632
     Less portion due within one year                  (902,295)     (231,163)
						    ------------ -------------
						    $ 9,615,175   $ 4,017,469
						    ============ =============
     The aggregate annual principal payments applicable to these notes and capital leases are payable as follows:

       Year ended January 31, 1998        $    902,295
       Year ended January 31, 1999             824,714
       Year ended January 31, 2000             735,052
       Year ended January 31, 2001             742,436
       Year ended January 31, 2002           4,063,073
       Thereafter                            2,347,605
					  -------------
					  $  9,615,175
					  =============
     The Company had a line of credit with a bank at January 31, 1997 in the amount of $3,500,000. There was $2,575,000 borrowed against this line of credit as of January 31, 1997.







				     II-13                              -19-

  4. INCOME TAXES

    Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's net deferred tax liability as of January 31, 1997 and 1996 are as follows:

							1997        1996
						   ------------ ------------
    Deferred tax assets:
       Tax credit carryforwards                    $   404,800  $    715,800
       Other                                           119,000       190,000
						   ------------ -------------
	Totals                                         523,800       905,800
						   ------------ -------------
    Deferred tax liabilities:
       Differences between book and tax basis of
       property                                     (1,405,500)   (1,413,800)
       Other                                           (16,800)      (29,400)
						   ------------ -------------
	Total                                       (1,422,300)   (1,443,200)
						   ------------ -------------
    Net                                            $  (898,500) $   (537,400)
						   ============ =============
   The foregoing net amounts were included in the accompanying balance sheet as follows:
							  1997       1996
						       --------- -----------
   Deferred tax assets - Current                     $  102,200  $  160,600
   Deferred tax liability - Non-current              (1,000,700)   (698,000)
						      ----------- -----------
   Net                                               $ (898,500) $ (537,400)
						      =========== ===========
   There was no valuation allowance required at January 31, 1997 and 1996.

   Income taxes consist of the following components:
						1997      1996       1995
					    ---------- ---------- -----------
   Currently payable                        $  833,570 $  823,419 $  335,817
   Deferred                                    361,100    271,600    219,684
					    ---------- ---------- -----------
					    $1,194,670 $1,095,019 $  555,501
					    ========== ========== ===========

   State income taxes included in income tax expense amounted to approximately $156,000, $83,600, and $-0- in 1997, 1996 and 1995, respectively.










				    II-14                                -20-

 Deferred income taxes relate primarily to the following items:

						 1997      1996      1995
					    ----------- ---------- -----------
   Depreciation                             $   (8,200) $  37,500  $   (2,000)
   Alternative minimum tax carryover           311,000   (167,500)   (335,000)
   Deferred compensation                       (43,830)   (40,900)    (38,000)
   Net operating loss carryforward                -       412,400     553,000
   Other                                       102,130     30,100      41,684
					    ----------- ---------- ------------
					    $  361,100 $  271,600  $  219,684
					    =========== ========== ============

   Income taxes as a percentage of pretax earnings vary from the effective Federal statutory rate of 34%. The reasons for these differences are shown below:
					  1997        1996       1995
				      ------------ -----------  --------------
				      Amount    %   Amount    %   Amount  %
				     ------------ -----------  --------------
   Income taxes at statutory
    rate of pretax earnings          $1,098,800 34 $1,093,000 34 $441,000 34
   Increase (decrease) in taxes
    resulting from:
     state income taxes                 258,500  8    257,200  8  104,000  8
     other items - net                 (162,630)(5)  (255,181)(8)  10,501  1
				      ------------- ----------- ---------------
   Actual income taxes               $1,194,670 37 $1,095,019 34 $555,501 43
				     ============= =========== ===============


   At January 31, 1997 the Company had alternative minimum tax credit carryforwards of approximately $404,900 available to reduce future income taxes payable under certain circumstances. The alternative minimum tax credit carryover period is unlimited.

 5. RETIREMENT PLAN
   The Company has a defined benefit non-contributory retirement plan in force covering eligible salaried and factory hourly employees. The Company's current policy is to contribute annually the amount that can be deducted for federal income tax purposes. The benefits are based upon years of service and employee's compensation during the best five years of employment. The total pension expense for the years ended January 31, 1997, 1996 and 1995 was $33,000, $35,000, $34,000, respectively.

   Data relative to the Plan were as follows (in thousands):
							   January 31,
						       ---------------------
							 1997       1996
						       ---------  ---------
   Actuarial present value of benefit obligations:
     Vested benefit obligation                         $   1,203  $  1,162
						       ==========  ========

     Accumulated benefit obligation                    $   1,229  $   1,170

						       ==========  ========
				     II-15                               -21-

     Projected benefit obligation for service rendered
      to date                                          $  (1,390) $ (1,289)
     Plan assets at fair value                             1,375     1,287
						       ----------  --------
     Plan assets in excess of projected benefit
     obligation                                              (15)       (2)
     Remaining unrecognized portion of net assets at
     February 1, 1987                                        (98)     (114)
     Unrecognized net loss from past experience
     different from that assumed                              157      193
							---------- --------
     Prepaid pension cost included in other assets      $      44  $    77
							========== ========

   The net pension expense for 1997, 1996 and 1995 included the following (income) expense components:
							 1997    1996    1995
						       ------- ------- -------
   Service cost - benefits earned during the period  $     52  $   51  $   61
   Interest cost on projected benefit obligation           96      90      86
   Actual return on plan assets                          (105)    (96)   (105)
   Net amortization and deferrals                         (10)    (10)     (8)
						     --------- ------- -------
   NET PENSION EXPENSE                               $     33  $   35  $   34
						     ========= ======= =======

   The discount rate used in determining the actuarial present value of the projected benefit obligation was 7.5% in 1997, 1996 and 1995.
   The projected rate of increase in future compensation levels used was 5.5% in 1997, 1996 and 1995. The expected rate of return on plan assets was 8% in 1997, 1996 and 1995. The plan's assets consist primarily of deposits in the general funds of an insurance company.

6. EMPLOYEE SAVINGS PLAN

   The Company established, effective February 1, 1992, an Employee Savings Plan under Section 401(k) of the Internal Revenue Code. The Plan, which covers eligible salaried and factory hourly employees, provides that the Company match up to 50% of the first 6% of employee contributions. The Company's contribution was $42,000 for the year ended January 31, 1997 and $39,000 for the year ended January 31, 1996 and $31,000 for the year ended January 31, 1995.

7. REVENUES

   Sugar and molasses sales are comprised of the following:
					       1997       1996       1995
					   ----------- ----------- -----------
   Sugar                                  $37,274,463  $26,896,616 $32,801,189
   Molasses                                 1,473,639    1,598,469     966,945
					   ----------- ----------- -----------
					  $38,748,102  $28,495,085 $33,768,134
					   =========== =========== ===========
   Sugar sales to individual major customers amounted to $15,750,889, $9,088,903, $8,419,174 and $3,637,474 and $305,782 in 1997, $9,934,094,
   $7,916,007, $4,189,733 and $3,427,134 in 1996 and $15,533,226, $13,466,455,
   $2,545,286 and $1,250,333 in 1995.

				       II-16                           -22-

   Income from mineral leases and royalties is comprised of the following:

						   1997     1996     1995
					       --------- -------- ---------
   Oil and gas royalties                       $ 25,708  $ 30,188  $ 25,140
   Mineral leases                                64,240    84,739    12,253
					       --------- --------  ---------
					       $ 89,948  $114,927  $ 37,393
					       ========= ========  =========
   Oil and gas royalties consist entirely of landowners overrides which management considers incidental to the operations of the Company. Reserve information relating to this production has not been made available to the Company.

   Other income is comprised of the following:
						     1997    1996      1995
						   -------- -------- --------
   Rental property                                $575,566  $607,672 $374,337
   Other                                           (57,196)  235,963   30,039
						   -------- --------- --------
						  $518,370  $843,635 $404,376
						   ======== ======== =========
8. COMMITMENTS AND CONTINGENCIES

   The Company has certain lease obligations under which a total of approximately 3,000 acres of agricultural land are being leased. At the present time, substantially all of these properties are being subleased which resulted in net payments of approximately zero in all years. The subleases have the same payment and option terms as the Company's leases.

   The Company had employment agreements with two executive officers.  One of the agreements expired in 1996. During the year ended January 31, 1994, the Company amended the terms of the second agreement due to the retirement of one of the executive officers. The Company accrued the present value of all future payments required under the amended agreement. This agreement expires May 31, 1997.
 .

   At January 31, 1997 the Company had guaranteed a $202,000 collateralized note of a cane grower. The outstanding note balance at January 31, 1997 was $58,969.

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

9. RELATED PARTIES
   During the year ended January 31, 1997 and 1996, the Company was involved in the following related party transactions:

				     II-17                               -23-

	The Company entered into a cane swap agreement with M. A. Patout & Son Ltd. whereby some shippers of sugarcane to M. A. Patout & Son, Ltd. would deliver their cane to Sterling Sugars, Inc. because of their proximity to the Sterling Sugars, Inc.'s factory. The agreement was reciprocal for some shippers normally having their cane processed by Sterling Sugars, Inc. The net effect of this cane swap agreement was that Sterling Sugars, Inc. ground an additional 29,662 and 33,275 tons of cane for the years ended January 31, 1997 and 1996, respectively. The reimbursement due M. A. Patout & Son, Ltd. for the years ended January 31, 1997 and 1996 for payments made by them to shippers under this agreement was $970,816 and $976,962, respectively. Amounts payable at January 31, 1997 and 1996 were $172,409 and $62,196, respectively.

	The Company entered into a technical service agreement with M. A. Patout & Son, Ltd. This agreement provides for an option to acquire 50,000 shares of treasury stock owned by the Company on or before December 31, 1998, at a price of $3.25 per share. M. A. Patout & Son, Ltd. exercised its option on April 12, 1995 and acquired the 50,000 shares of treasury stock for $162,500. Additionally, the amounts due by the Company to M. A. Patout & Son, Ltd. under the technical service agreement were $219,305 and $187,350 for the years ended January 31, 1997 and 1996, respectively.
	The Company leased approximately 3,000 acres of agricultural land from related parties, substantially all of which were sub-leased resulting in net payments of $32,024 for the year ended January 31, 1996. The Company had no leases with related parties during the year ended January 31, 1997.

10. FAIR VALUE OF FINANCIAL INSTRUMENTS

    Estimated fair value of the Company's financial instruments were as follows (in thousands):
					      1/31/97           1/31/96
					   Carrying  Fair    Carrying Fair
					     value   value    value   value
					   --------- -----   -------- ------
    Cash and cash equivalents             $   110  $   110  $   134  $  134
    Accounts receivable                     1,890    1,890    1,717   1,717
    Notes receivable                          685      466      677     469
    Short-term debt                         2,575    2,575    3,658   3,658
    Accounts payable                        1,171    1,171    1,403   1,403
    Due to growers                          4,655    4,655    4,316   4,316
    Long-term debt (including current
      portion)                             10,517   10,517    4,249   4,249

    The carrying value of cash and cash equivalents, accounts receivable, short-term debt, accounts payable and due to growers approximate fair value due to short-term maturities of these assets and liabilities.

    The fair value of the Company's notes receivable was estimated based on discounting the future cash flows using current interest rates at which similar loans would be made.

    The fair value of the Company's long-term debt (including current maturities) was based on current rates at which the Company could borrow funds with similar remaining maturities.

9. ITEM 9 -DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
   None                                 II-18                             -24-

				   PART III

ITEM 10-DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     As respects directors information required under this item is contained in the registrant's Proxy Statement dated April 25, 1997 under the captions "Election of Directors" and "Information Concerning Management-Business Experience of Directors," incorporated herein by reference.

     The following table sets forth information concerning the Company's executive officers, including their principal occupation for the the past five years and all positions and offices held with the Company by such executive officers. The term of each of the below named executive officers, elected May 16, 1996, expires on May 15, 1997, or when their successors have been chosen.

	    NAME             CAPACITY                            AGE
      ----------------------------------------------------------------------
      Craig P. Caillier      President and CEO February 2,
			     1996 to present; Senior Vice
			     President and General Manager
			     January 1994 - February 1, 1996.
			     For five years prior to his
			     association with the Company, was
			     assistant General Manager and
			     Secretary/Treasurer of M. A. Patout
			     & Son, Ltd., Jeanerette, La.            35

      Willard E. Legendre    Vice President, Plant Operations since
			     February, 1997; Plant manager January,
			     1994 - February, 1997.  For five years
			     prior to his association with the
			     Company, was Assistant Engineer for
			     M. A. Patout & Son, Ltd., Jeanerette,
			     La.                                     36

      Stanley H. Pipes       Vice President from 1977 until August
			     1989; Senior Vice President from
			     August 1989 until January 1994; Vice
			     President since that date; Treasurer
			     since 1971.                             62

Information required under this item as respects compliance with Section 16
 (a) of the Securities Exchange Act of 1934 is contained in the registrant's Proxy Statement dated April 25, 1997 under the caption "Information Concerning Management-Certain Transactions," incorporated herein by reference.

ITEM 11-EXECUTIVE COMPENSATION

 Information required under this item is contained in the registrant's Proxy Statement dated April 25, 1997 under the caption "Information Concerning Management-Executive Compensation," incorporated herein by reference.




				     III-1                             -25-

ITEM 12-SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

 Information required under this item is contained in the registrant's Proxy Statement dated April 25, 1997 under the captions "Voting Securities and Principal Holders Thereof" and "Election of Directors," incorporated herein by reference.

 ITEM 13-CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

 Information required under this item is contained in the registrant's Proxy Statement dated April 25, 1997 under the caption "Information Concerning Management-Certain Transactions," incorporated herein by reference.













































				    III-2                                 -26-

				    FORM 10-K

				     PART IV

ITEM 14-EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8K

 (a) 1. Financial Statements

	The following financial statements of Sterling Sugars, Inc. are included in Part II, Item 8:

	 Independent Auditors Report (Fiscal Years 1997 and 1996)

	 Balance Sheets as of January 31, 1997 and 1996

	 Statements of Income and Retained Earnings for years ended
	  January 31, 1997, 1996 and 1995

	 Statements of Cash Flows for years ended January 31, 1997,
	  1996 and 1995

	 Notes to Financial Statements

 (a) 2. Financial Statement Schedules

	  Not Applicable

 All schedules are omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.


























				      IV-1                              -27-

				    FORM 10-K

				     PART IV
				   (Continued)

 (a) 3. Exhibits
	(3)                                                        Page
		(a) Articles of Incorporation                       (a)
		(b) By-laws                                         (a)
		(c) Amendments to By-laws                           (b)
		(d) Amendments to By-laws                           (e)
		(e) Amended By-laws                                 (e)
		(f) Amendment to Certificate of Incorporation       (j)
		(g) Amended by-laws                                 (p)
	(4)     (a) Specimen Stock Certificate                      (b)
		(a) Katy Plantation lease                           (b)
		(b) Maryland Plantation lease                       (b)
		(c) Rosebud Plantatin lease                         (b)
		(d) Pension Plan                                    (b)
		(e) Income Sharing Plan                             (b)
		(f) 1987 employment contract (Fred Y. Clark)        (c)
		(g) 1986 Peebles lease                              (f)
		(h) Employment contract (Fred Y. Clark)             (g)
		(i) Sublease-portions of Maryland Plantation        (h)
		(j) Lease-West Camperdown (Bolton Cane Company)     (i)
		(k) Sublease-Katy Plantation (Bolton Cane Company)  (i)
		(l) Lease-portions of Sterling Plantation
		    (Baker Plantation, Inc.)                        (i)
		(n) Employment contract (Stanley H. Pipes)          (k)
		(o) Addendum to employment contract dated January
		    31, 1987 (Fred Y. Clark)                        (k)
		(p) Sublease-portions of Maryland Plantation
		    (Pontiff Farms, Inc.)                           (k)
		(q) Lease-Calumet Plantation (Frank Martin Farms)   (k)
		(r) Sublease-Rosebud Plantation                     (l)
		(s) Sublease-Maryland Plantation                    (l)
		(t) Lease-Belleview Golf and Country Club           (m)
		(u) Agricultural lease with option to purchase
		    (Adeline Plantation)                            (m)
		(v) Amendment to agricultural lease (Adeline Plt.)  (m)
		(w) Sublease-(Adeline Plantation)                   (m)
		(x) Agricultural lease (Shadyside Plantation)       (n)
		(y) Sublease-Shadyside (C.J. Hebert)                (n)
		(z) Sublease-Shadyside (Frank Martin Farms)         (n)
	       (aa) Agriculture lease-Shaffer Plantatin (Teche
		    Planting Company)                               (n)
	       (bb) Agriculture lease-West Belleview (Teche
		    Planting Company)                               (n)
	       (cc) Amendment to employment contract of January 31,
		    1987 (Fred Y. Clark)                            (n)
	       (dd) Techincal Services Agreement-M.A. Patout & Son  (o)
	       (ee) Sublease-Teche Planting Company                 (o)
	       (ff) Lease extension-Franklin Realty                 (o)
	       (gg) Agricultural lease-Theodore Broussard           (o)
	       (hh) Agricultural lease-Kevin Breaux                 (o)
	       (ii) Agricultural lease-Sun Operating Limited P.     (o)

				      IV-2                             -28-

				    FORM 10-K

				     PART IV
				   (Continued)

	       (jj) Agricultural lease - Mildred Buckner              (o)
	       (kk) Sublease - C. J. Hebert                           (o)
	       (ll) Sublease - Merrill Smith                          (o)
	       (nn) Lease Purchase Agreement-Michael Champagne        (o)
	       (oo) Hunting lease - Richard McGoff                    (o)
	       (ss) Agricultural agreement-Advanced Agriculture, Inc. (p)
	       (tt) Amendment to agriculture agreement-Advanced Ag.   (p)
	       (uu) Agricultural lease renewal-Daniel Gonsoulin       (p)
	       (vv) Agricultural lease renewal-Baker Plantation, Inc. (33)

       (11)    Computation of earnings per share                      (34)

 (b) Reports on Form 8-K

     There were no reports on Form 8-K filed for the year ended January 31, 1997.

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





				       IV-3                               -29-

				     FORM 10-K

				      PART IV
				    (Continued)

  (l) Incorporated by reference from registrant's Form 10-K for the fiscal year ended January 31, 1992.*

  (m) Incorporated by reference from registrant's Form 10-K for the fiscal year ended January 31, 1993.*

  (n) Incorporated by reference from registrant's Form 10-K for the fiscal year ended January 31, 1994.*

  (o) Incorporated by reference from registrant's Form 10-K for the fiscal year ended January 31, 1995*

  (p) Incorporated by reference from registrant's Form 10-K for the fiscal year ended January 31, 1996*

  * Commission File Number 0-1287




































				     IV-4                               -30-

				  Signatures

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

						STERLING SUGARS, INC.

    Date April 25, 1997                         BY /s/ Craig P. Caillier
	 ----------------                         ------------------------
						   Craig P. Caillier
						   President & CEO

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, which includes the Chief Executive Officer, the Chief Financial and Accounting Officer and a majority of the Board of Directors, on behalf of the Registrant and in the capacities and on the dates indicated:

  /s/ Craig P. Caillier         President & CEO and         April 25, 1997
  ---------------------         Director
       Craig P. Callier

  /s/ Stanley H. Pipes          Vice President & Treasurer
  ----------------------        (Principal Financial and
       Stanley H. Pipes         Accounting Officer)         April 25, 1997


  /s/ Carl W. Bauer             Director                    April 25, 1997
  ------------------------
       Carl W. Bauer


  /s/ Peter V. Guarisco         Director                    April 25, 1997
  ------------------------
       Peter V. Guarisco

  /s/ J. Patout Burns, Jr.      Director                    April 25, 1997
  ----------------------
       J. Patout Burns, Jr.

  /s/ Rivers Patout             Director                    April 25, 1997
  ----------------------
       Rivers Patout


  /s/ Victor Guarisco, II       Director                    April 25, 1997
  -----------------------
       Victor Guarisco, II








				       IV-5                            -31-

				 INDEX TO EXHIBITS

       (10) Material Contracts

	      (vv) Agricultural lease renewal-Baker Plantation,      (33)
		   Inc.

       (11) Computation of Earnings per Common Share                 (34)













































				     IV-6                              -32-