Form 10-Q/A
period 1997-04-30
STERLING SUGARS INC
filed 1997-06-16
CIK 94185

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                                   FORM 10-Q

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended April 30, 1997

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

        There were 2,500,000 common shares outstanding at May 30, 1997.


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

         ITEM 1. FINANCIAL STATEMENTS

                 Condensed balance sheets April 30, 1997
                 (unaudited) and January 31, 1997                  I-1

                 Statements of earnings and retained earnings
                 Three months ended April 30, 1997 and 1996
                 (unaudited)                                       I-2

                 Statements of cash flows
                 Three months ended April 30, 1997 and 1996        I-3
                 (unaudited)

                 Notes to condensed financial statements
                 Three months ended April 30, 1997 and 1996        I-5

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS     I-7

        PART II. OTHER INFORMATION:

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8K                  II-1



























                                                                         -2-






                            STERLING SUGARS, INC.
                          CONDENSED BALANCE SHEETS

                                                   April 30,    January 31,
                                                     1997          1997
                                                   UNAUDITED       NOTE
     ASSETS:                                    ---------------------------
      CURRENT ASSETS:
         Cash and short-term investments        $     10,154  $    110,332
         Accounts receivable                       3,624,988     1,890,398
         Inventories                               2,739,520    11,667,948
         Expenditures for future crops (Note B)    1,628,418       148,334
         Deferred income taxes                       102,200       102,200
         Other current assets                        449,421       557,298
                                                ------------- -------------
            TOTAL CURRENT ASSETS                $  8,554,701  $ 14,476,510
                                                ------------- -------------
       Property, plant and equipment - net      $ 20,034,443  $ 18,970,789
                                                ------------- -------------
       Expenditures for future crops            $  1,389,338  $  1,389,338
                                                ------------- -------------
       Notes receivable - net of allowance      $    728,804  $    684,529
                                                ------------- -------------
       Deferred loan acquisition costs          $     60,372  $     63,463
                                                ------------- -------------
                                                $ 30,767,658  $ 35,584,629
                                                ============= =============
     LIABILITIES AND STOCKHOLDERS' EQUITY:
      CURRENT LIABILITIES:
        Accounts payable and accrued expenses   $  4,108,647  $  6,728,264
        Short-term debt                                 -        2,575,000
                                                ------------- -------------
            TOTAL CURRENT LIABILITIES           $  4,108,647  $  9,303,264
                                                ------------- -------------
       Long-term debt                           $  9,660,743  $  9,615,175
                                                ------------- -------------
       Deferred income taxes                    $  1,000,700  $  1,000,700
                                                ------------- -------------

     STOCKHOLDERS' EQUITY:
        Common stock                            $  2,500,000  $  2,500,000
        Additional paid in capital (Note C)           40,455        40,455
        Retained earnings                         13,457,113    13,125,035
                                                ------------- -------------
                                                $ 15,997,568  $ 15,665,490
                                                ------------- -------------

                                                $ 30,767,658  $ 35,584,629
                                                ============= =============

       NOTE: The balance sheet at January 31, 1997 has been taken from the audited financial statements at that date, and condensed.

                   See notes to condensed financial statements





                                      I-1                               -3-







                            STERLING SUGARS, INC.
                 STATEMENT OF EARNINGS AND RETAINED EARNINGS
                                 (UNAUDITED)

                                                THREE MONTHS ENDED APRIL 30
                                                ---------------------------
                                                      1997         1996
                                                      ----         ----
        REVENUES:

         Sugar and molasses sales                $10,103,402   $11,237,659
         Interest earned                               1,181         8,324
         Mineral leases and royalties                 65,724        22,098
         Gain on sale of depreciable assets          (45,005)         -
         Other                                        41,046        14,988
                                                 ------------  ------------
                                                 $10,166,348   $11,283,069
                                                 ------------  ------------

        COSTS AND EXPENSES:

         Cost of products sold                   $ 9,205,641   $ 9,749,975
         General and administrative                  179,336       156,362
         Interest expense                            245,761       106,293
                                                 ------------  ------------
                                                 $ 9,630,738   $10,012,630
                                                 ------------  ------------

        NET EARNINGS BEFORE INCOME TAXES         $   535,610   $ 1,270,439
        INCOME TAXES                                 203,532       482,767
                                                 ------------  ------------
        NET EARNINGS                             $   332,078   $   787,672

        RETAINED EARNINGS AT BEGINNING OF PERIOD  13,125,035    11,088,065
                                                 ------------  ------------
        RETAINED EARNINGS AT END OF PERIOD       $13,457,113   $11,875,737
                                                 ============  ============

        NET EARNINGS PER SHARE                   $       .13   $       .32
                                                 ============  ============










                    See notes to condensed financial statements







                                      I-2                                 -4-






                            STERLING SUGARS, INC.
                           STATEMENT OF CASH FLOWS
                                (UNAUDITED)
                                                  THREE MONTHS ENDED APRIL 30
                                                  ---------------------------
                                                         1997       1996
                                                         ----       ----
   OPERATING ACTIVITIES:
    Net earnings                                    $   332,078  $   787,672
    Adjustments to reconcile net earnings to net
     cash provided by operating activities:
     Amoritization of loan costs                          3,091        2,954
     Depreciation                                       450,000      380,523
     Loss on sale of depreciable assets                  45,005         -
    Changes in operating assets and liabilities:
     Increase in accounts receivable                 (1,734,590)  (   21,131)
     Increase in notes receivable                    (   44,275)  (   64,052)
     Decrease in inventories                          8,928,428    9,525,003
     Decrease (Increase) in current assets              107,877   (  198,200)
     Increase in expenditures for future crops       (1,480,084)  (1,163,752)
     Decrease in accounts payable and accrued exp.   (2,619,617)  (1,773,566)
     Other items - net                               (  128,199)  (  133,231)
                                                    ------------ ------------
    Net cash provided by operating activities       $ 3,859,714  $ 7,342,220
                                                    ------------ ------------
    INVESTING ACTIVITIES:
     Purchase of property, plant and equipment      $(1,662,987) $(  588,217)
     Proceeds from sale of depreciable assets           104,328         -
                                                    -----------  ------------
     Net cash used in investing activities          $(1,558,659) $(  588,217)
                                                    ------------ ------------
    FINANCING ACTIVITIES:
     Proceeds from short-term debt                  $ 2,765,000   $  855,000
     Proceeds from long-term debt                       217,343   (4,513,334)
     Payments on short-term debt                     (5,340,000)  (   43,576)
     Payments on long-term debt                      (   43,576)        -
                                                    ------------ ------------
     Net cash used in financing activities          $(2,401,233) $(3,701,910)
                                                    ------------ ------------

    (Decrease) Increase in cash and temporary
     investments                                    $(  100,178) $ 3,052,093
    Cash and temporary investments at the
     beginning of the period                            110,332      134,052
                                                    ------------ ------------
    Cash and temporary investments at the
     end of the period                              $    10,154  $ 3,186,145
                                                    ============ ============



    Continued

                  See notes to condensed financial statements






                                      I-3                                 -5-






                            STERLING SUGARS, INC.
                           STATEMENT OF CASH FLOWS
                                (UNAUDITED)

      Supplemental information:

         Interest paid                              $  207,350  $   37,151
                                                    =========== ===========
         Income taxes paid                                -     $  103,500
                                                    =========== ===========

















































                                      I-4                               -6-






                            STERLING SUGARS, INC.
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                  THREE MONTHS ENDED APRIL 30, 1997 AND 1996
                      (UNAUDITED)          (CONTINUED)


        A. CONDENSED FINANCIAL STATEMENTS:

             The condensed balance sheets as of April 30, 1997, the statements of earnings and retained earnings for the three months ending April 30, 1997 and 1996, and the condensed statements of cash flows for the three month period then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at April 30, 1997 and for all periods presented have been made.

             Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the 1997 annual report to stockholders. The results of operations for the period ending April 30, 1997 are not necessarily indicative of the operating results expected for the full year.
































                                      I-5                                -7-







                            STERLING SUGARS, INC.
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                  THREE MONTHS ENDED APRIL 30, 1997 AND 1996
                                (UNAUDITED)

        B. EXPENDITURES FOR FUTURE CROPS:

             Expenditures incurred and income earned from sugar operations for the 1997 and 1996 crops have been deferred in order to properly match revenues and expenses. The deferred items are as follows:

                                                 THREE MONTHS ENDED APRIL 30
                                                 ---------------------------
                                                       1997        1996
                                                       ----        ----

           DEFERRED COSTS: (1997 AND 1996 CROPS)
            Factory                                $ 1,370,108  $ 1,037,521
            Plantations                                257,158      330,629
                                                   ------------ ------------
                                                   $ 1,627,266  $ 1,368,150
            Land preparation and planting costs
             1998 and 1997 crops respectively            1,152       12,569
                                                   ------------ ------------
                                                   $ 1,628,418  $ 1,380,719
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






                            STERLING SUGARS, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Results of Operations:

      Sugar and Molasses Sales:

         Sugar and molasses sales for the three months ended April 30, 1997 and 1996 were as follows:
                                                   1997        1996
                                                  ------      ------
            Raw sugar sales                    $ 9,896,017  $10,947,640
            Molasses sales                         207,385      290,019
                                               ------------ ------------
                                               $10,103,402  $11,237,659
                                               ============ ============
         For the first quarter of the Company's fiscal year ending January 31, 1998 (fiscal 1998), sales of raw sugar (1996 crop) decreased com-pared to the same quarter ending in fiscal 1997 (1995 crop). This de-crease is the result of the Company having marketed less sugar during the current quarter. At January 31, 1997, the Company had on hand approximately 26,812 tons of raw sugar available for sale to refiners as compared to 31,545 tons of raw sugar at January 31, 1996. As of April 30, 1997, the Company had sold and shipped 22,513 tons of raw sugar and had on hand 4,299 tons. For the quarter ending April 30, 1996, the Company had sold and shipped 24,624 tons of raw sugar and had on hand approximately 6,921 tons held in inventory. The remaining 4,299 tons of raw sugar from the 1996 crop is expected to be sold and shipped by June, 1997. The sugar price for the 1996 crop decreased and is estimated at $22.19 cwt. For the 1995 crop, the average price was $22.52 cwt.

         As of January 31, 1997, the Company had on hand approximately
     767,096 gallons of molasses all of which had been sold as of April 30, 1997. At January 31, 1996, the Company had approximately 714,343 gallons of molasses on hand all of which had been sold as of April 30, 1996. Although slightly more molasses was sold in the 1997 period, the price per gallon decreased for the 1996 molasses crop. The Company received $.40 per gallon from the sale of the 1995 molasses crop compared to $.32 per gallon for the sale of the 1996 molasses crop.

     Interest Earned:

         Interest earned for the quarter ended April 30, 1996 was $8,324 compared to $1,181 for the same quarter ended April 30, 1997. The decrease for the current period is primarily attributable to the decrease in short-term investments. At January 31, 1997, the Company had cash and short-term investments of $10,154 compared to $3,186,145 at January 31, 1996.



     Mineral Leases and Royalties:

          For the quarter ended April 30, 1997, income from mineral leases and royalties increased to $65,724 compared to $22,098 for the period



                                      I-7                                 -9-






     ending in 1996. The increase is attributable to the Company entering into two seismic agreements in the first quarter of fiscal 1998. One agreement is for six months, covers approximately 710 acres in St. Mary Parish for $31,625. The second agreement contains an eighteen month term, covers 2,396 acres in St. Mary Parish for $71,891. This agreement contains an option agreement to lease the subject property to acquire an oil and gas lease. Royalty income remained consistent for the first quarters of 1997 and 1996.

     Loss on the Sale of Depreciable Assets:

          The Company recognized a loss on the sale of obsolete machinery and equipment for the three month period ending April 30, 1997 of $45,005. For the same period ending in 1996, the Company had no gains or losses from the sale of depreciable assets.

     Other Revenues:

          Other revenues, which consist mainly of miscellaneous income items, were $41,046 for the three month period ending April 30, 1997 and $14,988 for the same period ending in 1996. These revenues, which can vary considerably from year to year, generally include amounts received for the sale of scrap and other miscellaneous items.

     Cost of Products Sold:

          Cost of products sold for the three month periods ended April 30, 1997 and 1996 were $9,205,641 and $9,749,975, respectively. Costs relating to sales are charged to cost of products sold. Accordingly, costs have decreased for 1997 as would be expected with the decrease in sales.

     General and Administrative Expenses:

          General and administrative expenses for the three months ended April 30, 1997 were $179,336 compared to $156,362 for the same period in 1996. The increase in these expenses during the current period is primarily the result of increases in miscellaneous expense items.

     Interest Expense:

          Interest expense increased to $245,761 for the period ending
     April 30, 1997 from $106,293 for the same period ending in 1996.
     The increase in interest expense is primarily the result of interest expense incurred on long-term debt of $6,500,000. The Company, in December, 1996, made a long-term loan to finance the purchase of approx-imately 8,519 acres of land in St. Mary Parish of which 4,863 acres is cultivable cane land. The acquisition is viewed as good for the Company in that it will secure and maintain the Company's current cane supply. The loan agreement contains a ten year payout with all annual cane land rental income derived from the land applied to the loan. Interest incurred is paid quarterly.

     Income Taxes:

          The income taxes for the three month period ending April 30, 1997 and 1996 were recorded at the statutory rate of 38 percent which reflects the 34 percent federal corporate rate plus 4 percent state income taxes.


                                      I-8                                -10-






     Liquidity and Capital Resources:

          At April 30, 1997, the Company had working capital of $4,446,054 compared to $5,173,246 at January 31, 1997. The working capital ratios were 2.1 to 1 and 1.6 to 1, respectively.
          For the coming year, with a good growing season, it is quite possible the Company's volume of cane to grind will increase. Along with this increase is a trend among sugarcane farmers in Louisiana, including our area, to convert harvesting practices from whole stalk to billet combines. Most factory managers would agree the combine system at this time is more favorable to farmers than factories. Despite this fact, it is important the Company accomodate its' farmers and as a result, the Company has budgeted $750,000 in capital additions for handling billet cane on the cane yard. The Company has also budgeted $2,700,000 in other capital additions which include improvements to steam boiler No. 5, various im-provements to steam boilers Nos. 1, 2, 4 and 6, installation of two 1,500 KW generators, a cane wash table and installation of one vacuum pan for the raw house. The improvements for the coming year other than the billet cane handling improvements, will aid the Company in becoming more efficient in operating the factory. The additions for handling billet cane is expected to increase the factory cost of cane yard operations.
     As in the past, the Company expects to fund the cost of the capital additions from working capital and short-term borrowings through lines of credit available to the Company.

     Expenditures for Future Crops - Note B:

      Factory Deferred Costs:

         Factory deferred costs for the three month period ended April 30, 1997 were $1,370,108. Such costs for the same period in 1996 were $1,037,521. The increase for the current quarter is primarily attributable to an increase in expenses incurred for idle season maintenance and repairs compared to the same quarter ending April 30, 1996. The Company for the 1997 idle season has budgeted $2,250,210 for idle season repair and maintenance. For the 1996 idle season the Company had budgeted $2,161,000 for idle season repairs and maintenance.

     Plantation Deferred Costs:

         Plantation deferred costs decreased to $257,158 for the three month period ending April 30, 1997 from $330,629 for the same period in 1996. The decrease in plantation deferred costs is primarily attributable to the Company in February 1997 leasing to an independent farmer approximately 383 acres of its' agricultural division. The Company's farm division now consist of 1,584 acres.













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


     DATE     June 13, 1997                 By /S/ Craig P. Caillier
         ---------------------------          ---------------------
                                              CRAIG P. CAILLIER
                                              PRESIDENT AND
                                              CHIEF EXECUTIVE OFFICER



    DATE      June 13, 1997                 By /S/ Stanley H. Pipes
        ----------------------------          ---------------------
                                              STANLEY H. PIPES
                                              VICE PRESIDENT AND TREASURER































                                     II-2                                -13-