Form 10-Q
period 1997-07-31
STERLING SUGARS INC
filed 1997-09-15
CIK 94185

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                                   FORM 10-Q

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended July 31, 1997

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

        There were 2,500,000 common shares outstanding at September 2, 1997.


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

         ITEM 1. FINANCIAL STATEMENTS

                 Condensed balance sheets July 31, 1997
                 (unaudited) and January 31, 1997                  I-1

                 Statements of earnings and retained earnings
                 Six months ended July 31, 1997 and 1996
                 (unaudited)                                       I-2

                 Statements of earnings and retained earnings
                 Three months ended July 31, 1997 and 1996         I-3
                 (unaudited)

                 Statements of cash flows
                 Six months ended July 31, 1997 and 1996           I-4
                 (unaudited)

                 Notes to condensed financial statements
                 Three and six months ended July 31, 1997
                 and 1996                                          I-6

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS     I-8

        PART II. OTHER INFORMATION:

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8K                  II-1























                                                                      -2-







                            STERLING SUGARS, INC.
                          CONDENSED BALANCE SHEETS

                                                   July 31,    January 31,
                                                     1997          1997
                                                   UNAUDITED       NOTE
     ASSETS:                                    ---------------------------
      CURRENT ASSETS:
         Cash and short-term investments        $    302,616  $    110,332
         Accounts receivable                         282,808     1,890,398
         Inventories                                 842,029    11,667,948
         Expenditures for future crops (Note B)    3,752,286       148,334
         Deferred income taxes                       102,200       102,200
         Other current assets                        584,191       557,298
                                                ------------- -------------
            TOTAL CURRENT ASSETS                $  5,866,130  $ 14,476,510
                                                ------------- -------------
       Property, plant and equipment - net      $ 21,271,082  $ 18,970,789
                                                ------------- -------------
       Expenditures for future crops            $  1,389,338  $  1,389,338
                                                ------------- -------------
       Notes receivable - net of allowance      $    700,883  $    684,529
                                                ------------- -------------
       Deferred loan acquisition costs          $     57,281  $     63,463
                                                ------------- -------------
                                                $ 29,284,714  $ 35,584,629
                                                ============= =============
     LIABILITIES AND STOCKHOLDERS' EQUITY:
      CURRENT LIABILITIES:
        Accounts payable and accrued expenses   $  2,066,825  $  6,728,264
        Short-term debt                            1,105,000     2,575,000
                                                ------------- -------------
            TOTAL CURRENT LIABILITIES           $  3,171,825  $  9,303,264
                                                ------------- -------------
       Long-term debt                           $  9,291,174  $  9,615,175
                                                ------------- -------------
       Deferred income taxes                    $  1,000,700  $  1,000,700
                                                ------------- -------------

     STOCKHOLDERS' EQUITY:
        Common stock                            $  2,500,000  $  2,500,000
        Additional paid in capital (Note C)           40,455        40,455
        Retained earnings                         13,280,560    13,125,035
                                                ------------- -------------
                                                $ 15,821,015  $ 15,665,490
                                                ------------- -------------


                                                $ 29,284,714  $ 35,584,629
                                                ============= =============

       NOTE: The balance sheet at January 31, 1997 has been taken from the audited financial statements at that date, and condensed.

                   See notes to condensed financial statements



                                      I-1                               -3-







                            STERLING SUGARS, INC.
                 STATEMENT OF EARNINGS AND RETAINED EARNINGS
                                 (UNAUDITED)

                                                SIX MONTHS ENDED JULY 31
                                                ---------------------------
                                                      1997         1996
                                                      ----         ----
        REVENUES:

         Sugar and molasses sales                $12,297,176   $14,525,872
         Interest earned                               9,899        36,730
         Mineral leases and royalties                 84,978        44,113
         Loss on sale of depreciable assets          (24,798)         (894)
         Other                                       107,495       162,292
                                                 ------------  ------------
                                                 $12,474,750   $14,768,113
                                                 ------------  ------------

        COSTS AND EXPENSES:

         Cost of products sold                   $11,370,015   $12,015,435
         General and administrative                  383,641       400,763
         Interest expense                            470,247       200,112
                                                 ------------  ------------
                                                 $12,223,903   $12,616,310
                                                 ------------  ------------

        NET EARNINGS BEFORE INCOME TAXES         $   250,847   $ 2,151,803
        INCOME TAXES                                  95,322       817,685
                                                 ------------  ------------
        NET EARNINGS                             $   155,525   $ 1,334,118

        RETAINED EARNINGS AT BEGINNING OF PERIOD  13,125,035    11,088,065
                                                 ------------  ------------
        RETAINED EARNINGS AT END OF PERIOD       $13,280,560   $12,422,183
                                                 ============  ============

        NET EARNINGS PER SHARE                   $       .06   $       .53
                                                 ============  ============










                    See notes to condensed financial statements







                                      I-2                                 -4-







                            STERLING SUGARS, INC.
                 STATEMENT OF EARNINGS AND RETAINED EARNINGS
                                 (UNAUDITED)

                                                THREE MONTHS ENDED JULY 31
                                                ---------------------------
                                                      1997         1996
                                                      ----         ----
        REVENUES:

         Sugar and molasses sales                $ 2,193,774   $ 3,288,213
         Interest earned                               8,718        28,406
         Mineral leases and royalties                 19,254        22,015
         Gain (loss) on sale of depreciable assets    20,207          (894)
         Other                                        66,449       147,304
                                                 ------------  ------------
                                                 $ 2,308,402    $ 3,485,044
                                                 ------------  ------------

        COSTS AND EXPENSES:

         Cost of products sold                   $ 2,164,374   $ 2,265,460
         General and administrative                  204,305       244,401
         Interest expense                            224,486        93,819
                                                 ------------  ------------
                                                 $ 2,593,165   $ 2,603,680
                                                 ------------  ------------

        NET EARNINGS (LOSS) BEFORE INCOME TAXES  $  (284,763)  $   881,364
        INCOME TAXES (CREDIT)                       (108,210)      334,918
                                                 ------------  ------------
        NET EARNINGS (LOSS)                      $  (176,553)  $   546,446

        RETAINED EARNINGS AT BEGINNING OF PERIOD  13,457,113    11,875,737
                                                 ------------  ------------
        RETAINED EARNINGS AT END OF PERIOD       $13,280,560   $12,422,183
                                                 ============  ============

        NET EARNINGS (LOSS) PER SHARE            $      (.07)  $       .22
                                                 ============  ============










                    See notes to condensed financial statements







                                      I-3                                 -5-







                            STERLING SUGARS, INC.
                           STATEMENT OF CASH FLOWS
                                (UNAUDITED)
                                                   SIX MONTHS ENDED JULY 31
                                                  ---------------------------
                                                         1997       1996
                                                         ----       ----
   OPERATING ACTIVITIES:
    Net earnings                                   $    155,525  $  1,334,118
    Adjustments to reconcile net earnings to net
     cash provided by operating activities:
     Amoritization of loan costs                          6,182         5,907
     Depreciation                                     1,235,950       752,125
     Loss on sale of depreciable assets                  24,798           894
    Changes in operating assets and liabilities:
     Decrease in accounts receivable                  1,607,590     1,419,907
     Increase in notes receivable                   (    16,354)   (   43,062)
     Decrease in inventories                         10,825,919    11,635,741
     Increase in other current assets               (    26,893)   (  194,577)
     Increase in expenditures for future crops      ( 3,603,952)  ( 3,131,349)
     Decrease in accounts payable and accrued exp.  ( 4,735,240)  ( 4,270,990)
     Other items - net                                     -      (    84,046)
                                                    ------------ ------------
    Net cash provided by operating activities      $  5,473,525  $  7,424,668
                                                    ------------ ------------
    INVESTING ACTIVITIES:
     Purchase of property, plant and equipment     $( 3,686,220) $( 2,045,046)
     Proceeds from sale of depreciable assets           125,179         2,500
                                                    -----------  ------------
     Net cash used in investing activities         $( 3,561,041) $( 2,042,546)
                                                    ------------ ------------
    FINANCING ACTIVITIES:
     Proceeds from short-term debt                 $  4,842,000  $    855,000
     Proceeds from long-term debt                       217,343          -
     Payments on short-term debt                    ( 6,312,000)  ( 4,513,334)
     Payments on long-term debt                     (   467,543)  (   113,054)
                                                    ------------ ------------
     Net cash used in financing activities         $( 1,720,200) $( 3,771,388)
                                                    ------------ ------------

    Increase in cash and temporary investments $ 192,284 $ 1,610,734 Cash and temporary investments at the
     beginning of the period                            110,332       134,052
                                                    ------------ ------------
    Cash and temporary investments at the
     end of the period                             $    302,616  $  1,744,786
                                                    ============ ============



    Continued

                  See notes to condensed financial statements





                                      I-4                                 -6-







                            STERLING SUGARS, INC.
                           STATEMENT OF CASH FLOWS
                                (UNAUDITED)

      Supplemental information:

         Interest paid                              $  509,581  $  207,643
                                                    =========== ===========
         Income taxes paid                          $    -0-    $  373,500
                                                    =========== ===========















































                                      I-5                               -7-








                            STERLING SUGARS, INC.
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
              THREE AND SIX MONTHS ENDED JULY 31, 1997 AND 1996
                      (UNAUDITED)          (CONTINUED)


        A. CONDENSED FINANCIAL STATEMENTS:

             The condensed balance sheets as of July 31, 1997, the statements of earnings and retained earnings for the three and six months ending July 31, 1997 and 1996, and the condensed statements of cash flows for the six month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at July 31, 1997 and for all periods presented have been made.

             Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the 1997 annual report to stockholders. The results of operations for the period ending July 31, 1997 are not necessarily indicative of the operating results expected for the full year.































                                      I-6                                -8-







                            STERLING SUGARS, INC.
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
             THREE AND SIX MONTHS ENDED JULY 31, 1997 AND 1996
                                (UNAUDITED)

        B. EXPENDITURES FOR FUTURE CROPS:

             Expenditures incurred and income earned from sugar operations for the 1997 and 1996 crops have been deferred in order to properly match revenues and expenses. The deferred items are as follows:

                                                  SIX MONTHS ENDED JULY 31
                                                 ---------------------------
                                                       1997        1996
                                                       ----        ----

           DEFERRED COSTS: (1997 AND 1996 CROPS)
            Factory                                $ 3,327,776  $ 2,806,543
            Plantations                                414,548      519,484
                                                   ------------ ------------
                                                   $ 3,742,324  $ 3,326,027
            Land preparation and planting costs
             1998 and 1997 crops respectively            9,962       22,289
                                                   ------------ ------------
                                                   $ 3,752,286  $ 3,348,316
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







                            STERLING SUGARS, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Results of Operations:

      Sugar and Molasses Sales:

         Sugar and molasses sales for the six months ended July 31, 1997 and 1996 were as follows:
                                                   1997        1996
                                                  ------      ------
            Raw sugar sales                    $12,089,791  $14,183,180
            Molasses sales                         207,385      342,692
                                               ------------ ------------
                                               $12,297,176  $14,525,872
                                               ============ ============
         For the first six months of the Company's fiscal year ending January 31, 1998 (fiscal 1998), sales of raw sugar (1996 crop) decreased com-pared to the same period ending in fiscal 1997 (1995 crop). This de-crease is the result of the Company having less sugar available to market during the current period. At January 31, 1997, the Company had on hand approximately 27,713 tons of raw sugar available for sale to refiners as compared to 31,545 tons of raw sugar at January 31, 1996.
     As of July 31st of both years, the Company had sold and shipped its' raw sugar held in inventory. For the three month periods ending July 31, 1997 and 1996, the Company sold and shipped to refiners 5,200 and 6,921 tons of raw sugar, respectively. The sugar price for the 1996 crop decreased and was $22.15 cwt. For the 1995 crop, the average price was $22.52 cwt.

         As of January 31, 1997, the Company had on hand approximately 767,096 gallons of molasses all of which had been sold as of April 30, 1997. At January 31, 1996, the Company had approximately 714,343 gallons of molasses on hand all of which had been sold as of April 30, 1996. Although slightly more molasses was sold in the 1997 period, the price per gallon decreased for the 1996 molasses crop. The Company received $.40 per gallon from the sale of the 1995 molasses crop compared to $.32 per gallon for the sale of the 1996 molasses crop. There were no molasses sales in the quarters ending July 31, 1997 and July 31, 1996.

     Interest Earned:

         Interest earned for the quarter and six month periods ending July 31, 1997 decreased compared to the same periods ending on July 31, 1996. Interest earned for the six month period ending July 31, 1997 was $9,899. For the six month period ending July 31, 1996, interest earned was $36,730. The decrease for the current periods is primarily attributable to the decrease in short-term investments. At January 31, 1997, the Company had cash and short-term investments of $10,154 compared to $3,186,145 at January 31, 1996.

     Mineral Leases and Royalties:

          For the six month period ended July 31, 1997, income from mineral leases and royalties increased to $84,978 compared to $44,113 for the period ending in 1996. The increase is attributable to the Company

                                      I-8                               -10-







     entering into two seismic agreements in the first quarter of fiscal
     1998.  One agreement is for six months, covers approximately 710 acres in St. Mary Parish for $31,625. The second agreement contains an eighteen month term, covers 2,396 acres in St. Mary Parish for $71,891. This agreement contains an option agreement to lease the subject property
     to acquire an oil and gas lease.   Mineral leases and royalty income
     remained relatively constant for each of the three and six month periods ending July 31, 1997 and July 31, 1996.

     Loss on the Sale of Depreciable Assets:

          The Company recognized a loss on the sale of obsolete machinery equipment for the six month period ending July 31, 1997 of $$24,798. For the same period ending in 1996, the Company recognized a loss of $894. The loss in the current year, however, is offset by a gain of $20,207 recognized for the three month period ending July 31, 1997. For the three month period ending July 31, 1996, a loss of $894 was recognized from the sale of obsolete equipment.

     Other Revenues:

          Other revenues, which consist mainly of miscellaneous income items, were $66,449 and $107,495 for the three and six month periods ending July 31, 1997, respectively. For the three and six month periods ending July 31, 1996, other revenues were $147,304 and $162,292, respectively. These revenues, which can vary considerably from year to year, generally include amounts received for the sale of scrap and other miscellaneous items.

     Cost of Products Sold:

          Cost of products sold decreased for the three and six month periods ending July 31, 1997 and were $2,164,374 and $11,370,015, respectively. For the same three and six month periods in 1996, cost of products sold were $2,265,460 and $12,015,435, respectively. Costs relating to sales are charged to cost of products sold. Accordingly, costs have decreased for 1997 as would be expected with the decrease in sales.

     General and Administrative Expenses:

          General and administrative expenses for the three and six month periods ended July 31, 1997 have decreased compared to the same periods ending in 1996. These expenses were $383,641 and $400,763 for the six month periods ending July 31, 1997 and 1996, respectively. The decrease is primarily attributable to decreases in miscellaneous expense items.

     Interest Expense:

          Interest expense increased for the three and six month periods ending July 31, 1997 compared to the same periods in 1996. The increase in interest expense is primarily the result of the interest expense incurred on long-term debt of $6,500,000. The Company, in December, 1996, made a long-term loan to finance the purchase of approximately 8,519 acres of land in St. Mary Parish of which 4,863 acres is cultivable cane land. The acquistion is viewed as good for the Company in that it will secure and maintain the Company's current cane supply. The loan agreement contains a ten year payout with all annual cane land rental

                                      I-9                                -11-







     income derived from the land applied to the loan. Interest incurred is paid quarterly.

     Income Taxes:

          The income tax expense (credit) for the three and six month periods ending July 31, 1997 and 1996 were recorded at the statutory rate of 38 percent which reflects the 34 percent federal corporate rate plus 4 percent state income taxes.

     Liquidity and Capital Resources:

          At July 31, 1997, the Company had working capital of $2,694,305 compared to $5,173,246 at January 31, 1997. The working capital ratios were 1.8 to 1 and 1.6 to 1, respectively.
          For the upcoming 1997 grinding season, crop estimates thus far show an increase in cane supply primarily because of an excellent growing season. Along with this increase is a trend among sugarcane farmers in Louisiana, including our area, to convert harvesting practices from whole stalk to billet combines. Most factory managers would agree the combine system at this time is more favorable to farmers than factories. Despite this fact, it is important the Company accomodate its' farmers and as a result, the Company has budgeted $750,000 in capital additions for handling billet cane on the cane yard. The Company has also budgeted $2,700,000 in other capital additions which include improvements to steam boiler No. 5, various improvements to steam boilers Nos. 1, 2, 4 and 6, installation of two 1,500 KW generators, a cane wash table and installation of one vacuum pan for the raw house. The improvements for the coming year other than the billet cane handling improvements, will aid the Company in becoming more efficient in operating the factory.
     The additions for handling billet cane is expected to increase the factory cost of cane yard operations. As in the past, the Company expects to fund the cost of the capital additions from working capital and short-term borrowings through lines of credit available to the Company.

     Expenditures for Future Crops - Note B:

      Factory Deferred Costs:

         Factory deferred costs for the six month period ended July 31, 1997 were $3,327,776. Such costs for the same period in 1996 were $2,806,543. The increase for the current period is primarily attributable to an increase in expenses incurred for idle season maintenance and repairs compared to the same period ending July 31, 1996. The Company for the 1997 idle season has budgeted $2,250,210 for idle season repair and maintenance. For the 1996 idle season the Company had budgeted $2,161,000 for idle season repairs and maintenance.

     Plantation Deferred Costs:

         Plantation deferred costs decreased to $414,548 for the six month period ending July 31, 1997 from $519,484 for the same period in 1996. The decrease in plantation deferred costs is primarily attributable to the Company in February 1997 leasing to an independent farmer approximately 383 acres of its' agricultural division. The Company's farm division now consist of 1,584 acres.



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


     DATE     September 12, 1997           By /S/ Craig P. Caillier
         ---------------------------          ---------------------
                                              CRAIG P. CAILLIER
                                              PRESIDENT AND
                                              CHIEF EXECUTIVE OFFICER



    DATE      September 12, 1997           By /S/ Stanley H. Pipes
        ----------------------------          ---------------------
                                              STANLEY H. PIPES
                                              VICE PRESIDENT AND TREASURER






























                                     II-2                                -14-