Form 10-Q
period 1997-10-31
STERLING SUGARS INC
filed 1997-12-15
CIK 94185

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                                   FORM 10-Q

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended October 31, 1997

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

        There were 2,500,000 common shares outstanding at November 28, 1997.


                                                  Total number of pages    16
                                                                           -1-






<Page 2>
                            STERLING SUGARS, INC.

                                 I N D E X

                                                                  PAGE
                                                                 NUMBER
        PART I:  FINANCIAL INFORMATION:

         ITEM 1. FINANCIAL STATEMENTS

                 Condensed balance sheets October 31, 1997
                 (unaudited) and January 31, 1997                  I-1

                 Statements of earnings and retained earnings
                 Nine months ended October 31, 1997 and 1996
                 (unaudited)                                       I-2

                 Statements of earnings and retained earnings      I-3
                 Three months ended October 31, 1997 and 1996
                 (unaudited)

                 Statements of cash flows
                 Nine months ended October 31, 1997 and 1996
                 (unaudited)                                       I-4

                 Notes to condensed financial statements
                 Three & nine months ended October 31, 1997 and    I-6
                 1996

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS     I-8

        PART II. OTHER INFORMATION:

         ITEM 5. OTHER INFORMATION                                II-1

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8K                  II-1




















                                                                          -2-







<Page 3>
                            STERLING SUGARS, INC.
                          CONDENSED BALANCE SHEETS

                                                  October 31,  January 31,
                                                     1997          1997
                                                   UNAUDITED       NOTE
     ASSETS:                                    ---------------------------
      CURRENT ASSETS:
         Cash and short-term investments        $(   119,331) $    110,332
         Accounts receivable                       3,121,324     1,890,398
         Inventories                               6,825,615    11,667,948
         Expenditures for future crops (Note B)    2,551,999       148,334
         Deferred income taxes                       102,200       102,200
         Other current assets                        638,137       557,298
                                                ------------- -------------
            TOTAL CURRENT ASSETS                $ 13,119,944  $ 14,476,510
                                                ------------- -------------
       Property, plant and equipment - net      $ 22,363,297  $ 18,970,789
                                                ------------- -------------
       Expenditures for future crops            $  1,389,338  $  1,389,338
                                                ------------- -------------
       Notes receivable - net of allowance      $    682,441  $    684,529
                                                ------------- -------------
       Deferred loan acquisition costs          $     54,190  $     63,463
                                                ------------- -------------
                                                $ 37,609,210  $ 35,584,629
                                                ============= =============
     LIABILITIES AND STOCKHOLDERS' EQUITY:
      CURRENT LIABILITIES:
        Accounts payable and accrued expenses   $  5,540,057  $  6,728,264
        Short-term debt                            6,000,000     2,575,000
                                                 ------------ -------------
            TOTAL CURRENT LIABILITIES           $ 11,540,057  $  9,303,264
                                                ------------- -------------
       Long-term debt                           $  9,485,020  $  9,615,175
                                                ------------- -------------
       Deferred income taxes                    $  1,000,700  $  1,000,700
                                                ------------- -------------

     STOCKHOLDERS' EQUITY:
        Common stock                            $  2,500,000  $  2,500,000
        Additional paid in capital (Note C)           40,455        40,455
        Retained earnings                         13,042,978    13,125,035
                                                 ------------- -------------
                                                 $ 15,583,433 $ 15,665,490
                                                 ------------- -------------
                                                 $ 37,609,210 $ 35,584,629
                                                 ============= =============

       NOTE: The balance sheet at January 31, 1997 has been taken from the audited financial statements at that date, and condensed.

                   See notes to condensed financial statements




                                      I-1                                -3-







<Page 4>
                            STERLING SUGARS, INC.
                 STATEMENT OF EARNINGS AND RETAINED EARNINGS
                                 (UNAUDITED)

                                               NINE MONTHS ENDED OCTOBER 31
                                               ----------------------------
                                                      1997         1996
                                                     ------       ------
        REVENUES:

         Sugar and molasses sales                $12,290,238   $14,574,935
         Interest earned                              10,893        42,709
         Mineral leases and royalties                131,702        64,914
         Loss on sale of depreciable assets          (25,921)         (894)
         Other                                       160,161       202,583
                                                 ------------  ------------
                                                 $12,567,073   $14,884,247
                                                 ------------  ------------

        COSTS AND EXPENSES:

         Cost of products sold                   $11,370,015   $12,015,435
         General and administrative                  568,531       524,785
         Interest expense                            760,877       301,541
                                                 ------------  ------------
                                                 $12,699,423   $12,841,761
                                                 ------------  ------------

        NET EARNINGS (LOSS) BEFORE INCOME TAXES  $  (132,350)  $ 2,042,486
        INCOME TAX EXPENSE (CREDIT)                 ( 50,293)      776,145
                                                 ------------  ------------
        NET EARNINGS (LOSS)                      $  ( 82,057)  $ 1,266,341

        RETAINED EARNINGS AT BEGINNING OF PERIOD  13,125,035    11,088,065
                                                 ------------  ------------
        RETAINED EARNINGS AT END OF PERIOD       $13,042,978   $12,354,406
                                                 ============  ============

        NET EARNINGS (LOSS) PER SHARE            $      (.03)  $       .51
                                                 ============  ============













                    See notes to condensed financial statements



                                      I-2                                 -4-







<Page 5>
                            STERLING SUGARS, INC.
                 STATEMENT OF EARNINGS AND RETAINED EARNINGS
                                 (UNAUDITED)

                                              THREE MONTHS ENDED OCTOBER 31
                                              -----------------------------
                                                      1997           1996
                                                     ------         ------
        REVENUES:

         Sugar and molasses sales                $    (6,938)  $    49,063
         Interest earned                                 994         5,979
         Mineral leases and royalties                 46,724        20,801
         Loss on sale of depreciable assets           (1,123)         -
         Other                                        52,666        40,291
                                                 ------------  ------------
                                                 $    92,323   $   116,134
                                                 ------------  ------------


        COSTS AND EXPENSES:

         Cost of products sold                   $      -0-    $     -0-
         General and administrative                  184,890       124,022
         Interest expense                            290,630       101,429
                                                 ------------  ------------
                                                 $   475,520   $   225,451
                                                 ------------  ------------

        NET LOSS BEFORE INCOME TAXES             $(  383,197)  $(  109,317)
        INCOME TAX CREDIT                         (  145,615)   (   41,540)
                                                 ------------  ------------
        NET LOSS                                 $(  237,582)  $(   67,777)

        RETAINED EARNINGS AT BEGINNING OF PERIOD  13,280,560    12,422,183
                                                 ------------  ------------
        RETAINED EARNINGS AT END OF PERIOD       $13,042,978   $12,354,406
                                                 ============  ============

        NET LOSS PER SHARE                       $(      .10)  $(      .03)
                                                 ============  ============













                   See notes to condensed financial statements


                                      I-3                                 -5-







<Page 6>
                            STERLING SUGARS, INC.
                           STATEMENT OF CASH FLOWS
                                (UNAUDITED)
                                                NINE MONTHS ENDED OCTOBER 31
                                                ----------------------------
                                                         1997         1996
                                                        ------       ------
   OPERATING ACTIVITIES:
    Net earnings (Loss)                             $(   82,057) $ 1,266,341
    Adjustments to reconcile net earnings to
    net cash provided by (used in) operating activities:
     Amoritization of loan costs                          9,273        8,860
     Depreciation                                     2,108,356    1,128,187
     Loss on sale of depreciable assets                  25,921          894
    Changes in operating assets and liabilities:
     Increase in accounts receivable                 (1,230,926)  (3,340,753)
     (Increase) decrease in notes receivable              2,088   (   44,921)
     Decrease in inventories                          4,842,333    9,456,955
     Increase in other current assets                (   80,839)  (  125,266)
     Increase in expenditures for future crops       (2,403,665)  (3,051,115)
     Decrease in accounts payable
      and accrued expenses                           (1,294,578)  (1,665,060)
     Other items - net                                     -      (  160,758)
                                                    ------------ ------------
    Net cash provided by operating activities       $ 1,895,906  $ 3,473,364
                                                    ------------ ------------

    INVESTING ACTIVITIES:
     Purchase of property, plant and equipment      $(5,652,263) $(3,076,188)
     Proceeds from sale of depreciable assets           125,478        2,500
                                                    -----------  ------------
     Net cash used in investing activities          $(5,526,785) $(3,073,688)
                                                    ------------ ------------
    FINANCING ACTIVITIES:
     Proceeds from short-term debt                  $10,168,000  $ 4,219,000
     Payments on short-term debt                     (6,743,000)  (4,513,334)
     Proceeds from long-term debt                       492,317         -
     Payments on long-term debt                      (  516,101)  (  168,951)
                                                    ------------ ------------
     Net cash provided by (used in) financing
       activities                                   $ 3,401,216  $(  463,285)
                                                    ------------ ------------

    Decrease in cash and temporary investments      $(  229,663) $(   63,609)
    Cash and temporary investments at the
     beginning of the period                            110,332      134,052
                                                    ------------ ------------
    Cash and temporary investments at the
     end of the period                              $(  119,331) $    70,443
                                                    ============ ============
    Continued


                   See notes to condensed financial statements



                                       I-4                                 -6-







<Page 7>
                            STERLING SUGARS, INC.
                           STATEMENT OF CASH FLOWS
                                (UNAUDITED)

      Supplemental information:

         Interest paid                              $  725,340  $  220,124
                                                    =========== ===========
         Income taxes paid                          $     -     $  373,500
                                                    =========== ===========















































                                      I-5                               -7-







<Page 8>

                            STERLING SUGARS, INC.
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
            THREE AND NINE MONTHS ENDED OCTOBER 31, 1997 AND 1996
                      (UNAUDITED)          (CONTINUED)


        A. CONDENSED FINANCIAL STATEMENTS:

             The condensed balance sheets as of October 31, 1997, the statements of earnings and retained earnings for the three and nine months ending October 31, 1997 and 1996, and the condensed statements of cash flows for the nine month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at October 31, 1997 and for all periods presented have been made.

             Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the 1997 annual report to stockholders. The results of operations for the period ending October 31, 1997 are not necessarily indicative of the operating results expected for the full year.





























                                      I-6                                -8-







<Page 9>

                            STERLING SUGARS, INC.
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
            THREE AND NINE MONTHS ENDED OCTOBER 31, 1997 AND 1996
                                (UNAUDITED)

        B. EXPENDITURES FOR FUTURE CROPS:

             Due to the seasonality of the Company's business, recognition of expenditures incurred and income earned from sugar operations for the 1997 and 1996 crops have been deferred in order to properly match revenues and expenses. The deferred items are as follows:

                                                NINE MONTHS ENDED OCTOBER 31
                                                ----------------------------
                                                       1997        1996
                                                      ------      ------

            Sugar and molasses sales               $ 7,175,800  $ 5,006,880
                                                   ------------ ------------
            Costs and expenses:
               Factory                             $15,183,511  $ 9,712,677
               Plantations                             458,836      562,652
                                                   ------------ ------------
                                                   $15,642,347  $10,275,329
                                                   ------------ ------------
            Excess costs over sales                $ 8,466,547  $ 5,268,449
            Raw sugar and molasses inventories      (5,942,386)  (2,124,417)
                                                   ------------ ------------
                                                   $ 2,524,161  $ 3,144,032
            Land preparation and planting costs
             1998 and 1997 crops respectively           27,838      124,050
                                                   ------------ ------------
                                                   $ 2,551,999  $ 3,268,082
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








<Page 10>
                            STERLING SUGARS, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Results of Operations:

      General Information:

         The Company's 1997 sugarcane grinding season (1997 crop) began on September 30, 1997. Generally, the Company plans to begin operations
     on or about October 1st of each year.   At the present time,
     the Company anticipates processing approximately 905,000 tons of cane and expects to end the processing season on or about December 28, 1997. For the 1996 crop, the Company processed a total of 821,184 tons of cane. Thus far, this years' grinding operations have progressed fairly well.
     At present, the average daily grinding rate is 10,123 tons of cane compared to 9,803 tons of cane per day last year. Sugar yields per ton of cane for the 1997 crop are estimated at 210 pounds per ton of cane. For the 1996 crop, the sugar yield was 198 pounds per ton of cane.
          The market price received from sales of raw sugar produced from the 1996 crop was $22.15 cwt. For the 1997 crop, the market price is projected to be about $21.90 cwt. or about $.25 cwt.less than the price received for the 1996 crop.

     Sugar and Molasses Sales:

          Sugar and molasses sales for the nine months ended October 31, 1997 and 1996 were as follows:
                                                1997         1996
                                               ------       ------
              Raw sugar sales              $12,082,853   $14,232,243
              Molasses sales                   207,385       342,692
                                           ------------ -------------
                                           $12,290,238   $14,574,935
                                           ============ =============


          For the first nine months of the Company's fiscal year ending January 31, 1998 (fiscal 1998), sales of raw sugar (1996 crop) decreased compared to the same period ending in fiscal 1997 (1995 crop). This decrease is the result of the Company having less sugar available to market during the current period. At January 31, 1996, the Company had on hand approximately 31,545 tons of raw sugar available for sale to refiners compared to 27,713 tons of raw sugar at January 31, 1997. As of July 31st of both years, the Company had sold and shipped its' raw sugar held in inventory.












                                       I-8                                -10-






<Page 11>

          As of January 31, 1996, the Company had on hand approximately 714,343 gallons of molasses all of which had been sold as of April 30, 1996. At January 31, 1997, the Company had approximately 767,096 gallons of molasses on hand all of which had been sold as of April 30, 1997. Although slightly more molasses was sold in the 1997 period, the price per gallon decreased for the 1996 molasses crop. The Company received $.40 per gallon from the sale of 1995 molasses crop compared to $.32 per gallon for the sale of the 1996 molasses crop.

     Interest Earned:

         Interest earned for the quarter and nine month periods ending October 31, 1997 decreased compared to the same periods ending October 31, 1996. Interest earned for the nine month period ending October 31, 1997 was $10,893. For the nine month period ending October 31, 1996, interest earned was $42,709. The decrease for the current periods is primarily attributable to the decrease in short-term investments.
     At January 31, 1997, the Company had short-term investments of $10,154 compared to $3,186,145 at January 31, 1996.

     Mineral Leases and Royalties:

          For the nine month period ended October 31, 1997, income from mineral leases and royalties increased to $131,702 compared to $64,914 for the period ending in 1996. The increase is attributable to the Company entering into two seismic agreements in the first quarter of fiscal 1998 and one oil and gas lease and one seismic lease option agreement in the third quarter of fiscal 1998. One agreement, for $31,625, is for six months and covers approximately 710 acres in St. Mary Parish. The second agreement, for $71,891, contains an eighteen month term and covers 2,396 acres in St. Mary Parish. This agreement contains an option to lease the subject property for oil and gas exploration. In the third quarter of fiscal 1998, the Company entered into an oil and gas lease on approximately 41 acres in St. Mary Parish for $7,283. The agreement has a three year primary term. Also in the third quarter, the Company entered into a seismic and lease option agreement dated August 1, 1997. The agreement covers approximately
     320 acres for $40,000.  This lease carries a five year primary term.

     Loss on the Sale of Depreciable Assets:

          The Company recognized a loss on the sale of obsolete machinery and equipment for the nine month period ending October 31, 1997 of $25,921. For the same period ending in 1996, the Company recognized\ a loss of $894. For the three month period ending October 31, 1997, a loss of $1,123 was recognized from the sale of obsolete equipment.

     Other Revenues:

          Other revenues which consist mainly of miscellaneous income items, were $52,666 and $160,161 for the three and nine month periods ending October 31, 1997, respectively. For the three and nine month periods ending October 31, 1996, other revenues were $40,291 and $202,583, respectively. These revenues, which can vary considerably from year to year, generally include amounts received for the sale of scrap and other miscellaneous items.

                                         I-9                              -11-






<Page 12>

     Cost of Products Sold:

          Cost of products sold decreased for the nine month period ending October 31, 1997 and was $11,370,015. For the same nine month period in 1996, cost of products sold was $12,015,435. Costs relating to sales are charged to cost of products sold. Accordingly, costs have decreased for 1997 as would be expected with the decrease in sales.

     General and Administrative Expenses:

          General and administrative expenses for the three and nine month periods ending October 31, 1997 have increased compared to the same periods ending in 1996. These expenses were $568,531 and $524,785 for the nine month periods ending October 31, 1997 and 1996, respectively. were $489,939. The increase is primarily attributable to increases in expense accruals for the Company's retirement plans and other miscellaneous expense items.

     Interest Expense:

          Interest expense increased for the three and nine month periods ending October 31, 1997 compared to the same periods in 1996. The increase in interest expense is primarily the result of the interest expense incurred on long-term debt of $6,500,000. The Conpany, in December, 1996, made a long-term loan to finance the purchase of approximately 8,519 acres of land in St. Mary Parish of which 4,863 acres is cultivable cane land. The acquisition is viewed as good for the Company in that it will secure and maintain the Company's current cane supply. The loan agreement contains a ten year payout with all annual cane rental income derived from the land applied to the loan. Interest incurred is paid quarterly.

     Income Taxes:

          The income tax expense (credit) for the three and nine month periods ending October 31, 1997 and 1996 were recorded at the statutory rate of 38 percent which reflects the 34 percent federal corporate rate plus 4 percent state income taxes.

     Liquidity and Capital Resources:

          At October 31, 1997, the Company had working capital of $1,579,887 compared to $5,173,246 at January 31, 1997. The working capital ratios were 1.1 to 1 and 1.6 to 1, respectively.












                                     I-10                                -12-







<Page 13>

          For the 1997 grinding season, crop estimates show an increase in cane supply primarily because of an excellent growing season. Along with this increase is a trend among sugarcane farmers in Louisiana, including our area, to convert harvesting practices from whole stalk to billet combines. Most factory managers would agree the combine system at this time is more favorable to farmers than factories. Despite this fact, it is important that the Company accomodate its' farmers and as a result, the Company has budgeted $750,000 in capital additions for handling billet cane on the cane yard. The Company has also budgeted $2,700,000 in other capital additions which include improvements to steam boiler #5, various improvements to steam boilers nos. 1, 2, 4 and 6, installation of two 1,500 kw generators, a cane wash table and installation of one vacuum pan for the raw house.
     The improvements this year, other than the billet cane handling improvements, will aid the Company in becoming more efficient in operating the factory. The additions for handling billet cane is expected to increase the factory cost of yard operations.
          Thus far, the Company has sustained a 10,123 ton per day average daily grinding rate after 75 days of the grinding season. The Company predicts the season will go 89 days and process about 905,000 tons of cane up from 821,184 tons of cane processed for the 1996 crop which was processed in 84 days.
          As in past years, the Company began making short-term loans during the idle season to fund idle season costs, capital additions, as well as, the first weeks of grinding operations. The short-term funding requirement has not exceeded $6,000,000 for the 1997 crop.

     Expenditures for Future Crops - Note B:

          In order to match revenue and expenses, sugar and molasses sales relating to the 1997 crop of $7,175,800 have been deferred. Sales of $5,006,880 relating to the 1996 crop were deferred last year. Processing for the 1997 crop began September 30, 1997 and for the 1996 crop processing began October 11, 1996. The increase in deferred sales in 1997 is attributable to the Company shipping more raw sugar during the month of October, 1997 compared to the same period in 1996. In October, 1997, the Company had 31 grinding days compared to 20 grinding days in 1996.

      Factory Deferred Costs:

         Factory deferred costs increased to $15,183,511 for the nine months ended October 31, 1997 from $9,712,677 for the nine months ended October 31, 1996. The increase in deferred costs is primarily attributable to a increase in the amount of sugarcane processed as of October 31, 1997 as compared to October 31, 1996. For the 1997 crop, the Company has processed a total of 295,123 tons of cane compared to 176,450 tons of cane for the 1996 crop as of October 31, 1996.

     Plantation Deferred Costs:

         Plantation deferred costs were $458,836 for the nine month period ending October 31, 1997 compared to $562,652 for the same period in 1996. The decrease in the current period primarily results from the Company in February, 1997 leasing to an independent farmer approximately 383 acres of agricultural land that had been farmed by the Company.
                                     I-11                               -13-






<Page 14>

     Land Preparation and Deferred Planting Costs:

          Land preparation and deferred planting costs for the 1998 and 1997 crops have decreased for the nine month period ending in 1997 and were $27,838 for the period ending October 31, 1997 and $124,050 for the period ending October 31, 1996. For the 1998 crop, the Company maintained approximately 200 acres of fallow land. For the 1997 crop, fallow land totaled approximately 423 acres. The decrease in deferred land preparation and planting costs is primarily attributable to the Company in February, 1997 leasing to an independent farmer approximately 383 acres of agricultural land that had been farmed by the Company. The decrease is also attributable to the Company during 1997 incurring costs to improve drainage systems and improve all lands farmed by the Company, including fallow lands.










































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


     DATE   December 12, 1997                By /s/ Craig P. Caillier
         ---------------------------         ------------------------
                                              CRAIG P. CAILLIER
                                              PRESIDENT AND CEO




    DATE    December 12, 1997                By /s/ Stanley H. Pipes
        ----------------------------         -------------------------
                                              STANLEY H. PIPES
                                              VICE PRESIDENT AND TREASURER




























                                     II-2                                -16-