Form 10-K
period 1998-01-31
STERLING SUGARS INC
filed 1998-05-01
CIK 94185

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
			    Washington, D. C.
			       Form 10K

  [X] Annual report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the fiscal year ended January 31, 1998

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. /__/

  The aggregate market value of the registrant's voting stock held on February 28, 1998 by non-affiliates of the registrant was $3,015,852. Such value has been computed on the basis of the average bid and asked prices of the stock and by excluding, from the 2,500,000 shares outstanding on that date, all stock beneficially owned by officers and directors of the registrant and by beneficial owners of more than five percent of its stock, even though all such persons may not be affiliates as defined in SEC rule 405.
                                                           Page 1 of 60 pages

  The number of shares of common stock outstanding as of April 17, 1998 was 2,500,000 shares.

  Documents incorporated by reference: Portion of Registrant's Proxy Statement dated April 24, 1998 are incorporated by reference into Part III.

  An exhibit index is located on page 33.

				    FORM 10-K

				      PART I
  ITEM 1-BUSINESS

	Sterling Sugars, Inc. is grower and processor of sugarcane from which it produces raw sugar and blackstrap molasses, a by-product. Cane residue (bagasse), also a by-product, is used as the primary fuel for the Company's steam boilers. The business is highly seasonal in that the processing season usually extends from early October to mid December or early January. For the fiscal year ended January 31, 1998 (referred to by the Company as "fiscal 1998"), the season began on September 29, 1997 and continued through December 27, 1997. From the crop grown during fiscal 1998 (referred to by the Company as the "1997 crop"), the factory processed 899,989 tons of sugarcane. During the previous year (fiscal 1997), the Company processed a total of 821,184 tons of cane. In fiscal 1996, a total of 759,953 tons of cane were processed by the Company. Sugar production for 1998 is estimated at 94,757 tons. For fiscal 1997 and 1996 the Company produced 81,822 and 82,141 tons of raw sugar, respectively.
        Historically, the Company has had no difficulty in selling, at competitive prices, all of its raw sugar production to a few major sugar refiners and a candy manufacturer and all of its molasses production to a molasses distributor under sales contracts. The Company expects these marketing avenues to be open in the future.
        The raw sugar factory operated by the Company is situated on sixty-five acres of land outside the city of Franklin, Louisiana on Bayou Teche. The factory is one of the largest and most modern in the state with a grinding capacity of 10,500 tons of sugarcane per day.
        Sugarcane for processing is supplied to the factory from Company operated lands and by independent farmers in St. Mary, Iberia and surround-ing parishes. See Item 2, "Properties," incorporated herein by reference, for further information concerning properties owned and leased by the Company.
        The Company's farming operations produced a total of 19,872 tons of cane for the 1997 crop. This compares to 20,792 and 20,509 tons of cane for the 1996 and 1995 crops, respectively. During the year, the Company maintained its policy of leasing and subleasing farm lands to independent growers. This program has proven to be a success since being implemented in 1988. Further information on this subject is provided under Item 2, "Properties," incorporated herein by reference.










                                    I-1                                  -2-

        On April 4, 1996 President Clinton signed the new Federal
  Agricultural Improvement and Reform Act (FAIR) otherwise known as the Freedom to Farm Bill. This seven year farm bill, starting with the 1996 crop, is more risky to producers and includes an 18 cent loan rate with loans not to exceed nine months. The no cost provision to the Federal Treasury is retained and marketing allotments have been suspended through the year 2002. The marketing assessment, currently at 1.10% of the loan rate, is increased to 1.375%. Loans become non-recourse if the sugar import quota rises above 1.5 million short tons.  Also, a one cent per pound penalty assessment is made on sugar pledged as collateral and
  forfeited to the government for non-recourse loans.   After the year 2002,
  the domestic sugar industry may be without a sugar program and consequently will have to compete in a global market to produce and sell raw sugar.
        The Company does not engage in research activities itself, but numerous experiments and research activities are conducted for the benefit of the sugar industry as a whole by the American Sugar Cane League, Louisiana State University and the United States Department of Agriculuture Experiment Station in Houma, Louisiana. The Company supports these agencies by providing land for some of the research and experimentation. The agencies have released several improved varieties of sugarcane in recent years which have proved beneficial to the farmers.
        Until now, despite costly remedial actions by the Company, opacity problems at the Company's factory has not been completely resolved resulting in citations from the Air Quality Control Division of the Louisiana State Office of Environmental Protection (the Agency) for exceeding opacity limits for stack emissions. The most recent notice violation was issued in November, 1992 and resulted in the issuance of an amended compliance order dated June 4, 1993. On March 10, 1994 the compliance order was amended a second time to delay the requirements of the order by one year because of the Company's poor financial results of fiscal 1994. The requirments of the amended compliance order are as follows: (1) install a wet scrubber on boiler No. 2 by October 1, 1995 or the beginning of the 1995 grinding operation, whichever comes first (2) retrofit boiler No. 5 with new Spreader-Stoker furnaces and ash and air handling systems to include a wet scrubber, that will be sized to service both boiler No. 4 and No. 5 by October 1, 1996, (3) retrofit boiler No. 4 with new Spreader-Stoker furnaces and ash and air handling systems to be connected to the wet scrubber (to be installed in 1996) by October 1, 1997, and (4) increase the No. 6 boiler induced draft system by installing a larger fan and drive by October 1, 1998. Requirement number one was completed prior to the 1995 grinding season. For fiscal 1997, to comply with requirements 2 and 3, the Company retrofited boiler no. 4 with new speader stoker furnaces and ash and air handling systems including a wet scrubber. Retrofitting boiler no. 4 prior to boiler no. 5 was more feasible since it is closest to the existing boilers. Furthermore, the plans for retrofitting boiler no. 5 includes installation of its own wet scrubber for better performance. Also for fiscal 1997, the Company increased the no. 6 boiler induced draft system capacity by installing a new and larger fan and drive (compliance order no. 4) along with a wet scrubber. For fiscal 1998, to complete the requirements of the compliance order, the Company retrofited boiler no. 5 with new spreader-stoker furnaces and ash and air handling systems including a wet scrubber.





                                      I-2                              -3-

       Company employment for the year ended January 31, 1998 was as follows:

					  Factory            Agriculture
				      ---------------     -----------------
      Year round employees                  96                    6
      Seasonal and temporary employees     102                    3
					 --------             --------
                                           198                    9
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
			    --------   --------      ------   --------
			      17,142      2,862        121      20,125
			    ========   ========      ======   ========

        Of the cultivable land, approximately 270 acres are operated by the Company. Approximately 9,274 acres in St. Mary Parish and 1,560 acres in Iberia Parish (Peebles Plantation) are leased to tenants for the growing of sugarcane. Of the leases in effect, one covering 1,560 acres (Peebles Plantation) expired in 1995 and was renewed under basically the same terms and conditions as the previous lease. Another lease covering 818 acres also expired in 1995 but contained an option to renew for five years. The option on this lease was exercised by the tenant. One lease covering 169 acres expired in 1996 and was extended for an additional five years with a five year renewal option. A lease covering 424 acres expired in 1997 and was renewed for five years with a five year option under basically the same terms and conditions. During 1998, one lease on 410 acres will expire but contains an option to renew for an additional five years. In 1999 two leases covering 308 acres will expire. Also in 1999, two leases covering 2,285 acres will expire but contain options to renew for additional five year periods. One of the leases expiring in 1999 includes 1,870 acres formerly part of Sterling's farm division now leased to an independent grower.
       The Company, in December, 1996, purchased approximately 8,519 acres of land in St. Mary Parish of which 4,863 acres in cultivable cane land. The acquisition is viewed as good for the Company in that it will secure and maintain the Company's current cane supply. The Company obtained leases with the existing tenants of these lands. The lease agreements will contain five year terms beginning in 1997 with an option to renew for an additional five years.




                                     I-3                               -4-

         In addition to Company owned land, about 1,190 acres in St. Mary parish are leased to the Company for growing sugarcane. The land currently leased by the Company is subleased to independent growers. Past experience indicates that small independent growers do a better job of farming than can be done by a very large agricultural operation. Arrangements have been made for the Company to process the sugarcane grown from the subleased premises. Over the last three years the Company has made attempts to have farmers lease land directly from landlords in an effort to minimize the Company's liability exposures. The Company's farm division currently operates on approximately 540 acres of leased land and 270 acres of Company owned land.
         The Company's plant site, consisting of a factory compound and main office, is located on Bayou Teche just outside the city of Franklin, Louisiana. The factory compound is comprised of the raw sugar mill, warehouses, shipping and receiving facilities, truck and tractor repair garage and large areas for the storage of sugarcane.

	Of the 20,125 acres of land owned by the Company, approximately 890 acres are being held by production, primarily from the LGS Sterling No. 1 well located in St. Mary Parish. The Sterling No. 1 well was completed by the Company's lessee, LGS Exploration, Inc. during December, 1984.
  During September, 1991 the well experienced production problems and in January 1992 production was restored but at significantly reduced rates.
  On July 31, 1992 the Company entered into a unitization agreement for the Sterling No. 1 well whereby several individual units existing at the 6,800' sand Charenton Field would operate as one unit. As part of the agreement the Company maintained a twenty-five percent interest in the 34.5 acre unit. For fiscal 1998, the Company's share of royalty income from the unit was $17,625 compared to $16,839 for fiscal 1997 and $15,249 for fiscal 1996.
  In September, 1995 the Company began receiving royalty income from the C.
  M. Cremaldi well in St. Mary Parish. Sterling maintains approximately 274 acres in the 4,000 acre unit. The site is a re-completion unit that was inactive since December, 1986. Income from the well decreased in fiscal 1998 and was $13 compared to $2,242 in fiscal 1997 and $10,394 for fiscal 1996.
         For fiscal 1998, the Company entered into two seismic agreements in the first quarter. One agreement for $31,625, was for six months and covers approximately 710 acres in St. Mary Parish. The second agreement, for $71,891, contains an eighteen month term and covers 2,396 acres in St. Mary Parish. This agreement contains an option to lease the subject property for oil and gas exploration. In the third quarter of fiscal 1998, the Company entered into an oil and gas lease on approximately 41 acres in St. Mary Parish for $7,283. The agreement has a three year primary term. Also in the third quarter, the Company entered into a seismic and lease option agreement dated August 1, 1997. The agreement covers approximately 320 acres for $40,000. This lease carries a five year primary term. In fiscal 1997, the Company entered into geophysical option agreement on 1,000 acres for $20,000. The agreement is dated September 25, 1996 and expires after one year. The agreement contained an option to acquire an oil and gas lease. Also on February 3, 1997, the Company entered into a seismic agreement covering approximately 1,395 acres for $28,184. The sole purpose of the agreement was to allow seismic exploration activities. The agreement expired December 31, 1997. In fiscal 1996, the Company entered into a geophysical option agreement dated April 1, 1995 for $10,166 covering 985 acres. This agreement expired March 31, 1996. In 1996 the Company granted an oil and gas lease for $20,528 on the 274 acres. The lease

                                     I-4                                -5-
  agreement has a three year primary term. The lease was not renewed for a second year. During fiscal 1995, the Company entered into a geophysical agreement on approximately 1,200 acres of land for $12,002 whereby the Company granted an option for one year to acquire an oil and gas lease. On February 1, 1995, the option was exercised and a lease granted for a one year term on approximately 555 acres for $55,461. The lease contained a three year primary term. In February, 1996 the lease was extended one additional year and not renewed.
         The Company's activities with respect to oil and gas are limited to the granting of leases and the collection of bonuses, delay rentals and landowner royalties thereunder.

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

				  PART II

  ITEM 5 - MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER
	   MATTERS

        As of April 9, 1998 there were approximately 600 holders of record of the Company's stock which is traded in the over-the-counter market. The Company acts as its own stock transfer agent and registrar. The Company's mailing address is P. O. Box 572, Franklin, Louisiana 70538 and its physical address is 609 Irish Bend Road, Franklin, Lousisana 70538.

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

						  Range of Prices
					      ------------------------
       Fiscal 1998                             High               Low
      -------------                           ------             ------

           First Quarter                    $  6-5/8          $  6-1/2
           Second Quarter                      8                 6-1/2
           Third Quarter                       9                 7
           Fourth Quarter                      7                 7


                                     I-5                                -6-

       Fiscal 1997
      -------------
           First Quarter                    $  6-1/2          $  6-1/2
           Second Quarter                      6-3/4             6-1/2
           Third Quarter                       6-5/8             6-5/8
           Fourth Quarter                      6-1/2             6-1/2


 ITEM 6 - SELECTED FINANCIAL DATA

				   Year ended January 31
				 -------------------------
                   1998       1997         1996        1995         1994
	       ----------- ----------- -----------  -----------  -----------
  Revenues     $39,746,442 $38,748,102 $29,644,559 $34,250,584  $13,932,753

  Net Earnings
    (Loss)     $   839,569 $ 2,036,970 $ 2,119,609 $   742,783 $   (983,319)

  Net Earnings
   (Loss per
    Share)     $       .34 $       .81 $       .85 $       .30 $      (.40)
  Cash Dividends
   Paid per
    Share      $       -   $       -   $       -    $       -    $       -

  AT YEAR END:

  Total assets $41,389,416 $35,584,629 $27,969,569 $20,879,631 $26,513,324

  Long-term
   Debt        $ 9,160,422 $ 9,615,175 $ 4,017,469 $ 4,371,434 $ 4,694,236

  Working
   Capital     $ 2,716,133 $ 5,204,946 $ 5,169,044 $ 4,493,736 $ 3,121,514

  Stockholders'
   Equity      $16,505,059 $15,665,490 $13,628,520 $11,346,411 $10,604,028



















                                     II-1                              -7-

 ITEM 7-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         For fiscal 1998 (1997 crop),  the Company had net earnings of
 $839,569 or $.34  per  share.    Net earnings for the fiscal year ending
 January 31, 1997 (1996 crop) were $2,036,970 or $.81 per share. The Company for fiscal 1996 (1995 crop) had net earnings of $2,119,609 or $.85 per share.
         Net earnings for fiscal 1998 are reduced compared to the two previous fiscal years for primarily two reasons. First, the trend among sugarcane farmers in our area to convert harvesting practices from whole stalk to billet combines has led to increased factory costs.
 Second, the Company has incurred an increased amount of interest and loan expenses. In December, 1996 additional long-term debt was acquired to purchase cane land to secure and maintain the Company's cane supply.
 Also as the Company processes larger volumes of cane, working capital requirements increase resulting in additional short-term borrowings and interest costs.
          For the fourth consecutive year, the Company was able to set a new record for tons of cane processed. The Company processed 899,989 tons of cane for the 1997 crop. This is compared to 821,184, 769,953 and 606,112 tons of cane for 1996, 1995 and 1994, respectively.
          The Company's average daily grinding rate was increased again this grinding season. For the 1997 crop, the average daily grinding rate was 10,112. For the 1996 and 1995 crops, the average daily grinding rates were 9,803 and 9,457 tons of cane per day, respectively. The 1997 crop was processed in 89 days. This is compared to 84 days to process the 1996 crop and 81 days to process the 1995 crop. The factory capital additions over the past four years have allowed the factory to increase its daily grinding capacity substantially. In the future, the Company plans to continue to focus on capital expansion projects which will further increase the daily grinding capacity of the factory which will result in more efficiencies thereby reducing costs while matching the total cane supply available for processing.
          For the 1997 crop, sugar yields per ton of cane are estimated at 211 pounds. This is a 12 pound increase over the 1996 crop yield. For the 1996 and 1995 crops, sugar yields were 199 and 213 pounds per ton of cane, respectively.
          Raw sugar production is up considerably for the 1997 crop and is estimated at 94,757 tons. For the 1996 and 1995 crops, raw sugar production was 81,822 and 82,141 tons, respectively. The increased production for the 1997 crop primarily results from the Company processing an additional 78,805 tons of cane for the 1997 crop over 1996 coupled with increased sugar yields from crop year 1996 to 1997.
          The Company's agricultural division produced 19,872 tons of cane on 609 mill acres for the 1997 crop. For the 1996 and 1995 crops, the agricultural division produced 20,792 and 20,509 tons of cane on 730 and 798 mill acres, respectively. For the 1997 crop the sugarcane yield was 32.6 tons per acre compared to 28.5 tons per acre for the 1996 crop and 25.7 tons per acre for the 1995 crop. During February, 1997 the Company was successful in leasing to an independent farmer approximately 383 cultivable acres of its farm division. The Company now farms approximately 817 acres compared to approximately 1,200 acres the two previous years.




                                     II-2                               -8-

          The Statement of Earnings for the three years ended January 31, 1998, 1997 and 1996 reflect sales of raw sugar and molasses of $39,746,442, $38,748,102 and $28,495,085, respectively. Sugar marketed for fiscal 1998 was 90,434 tons. This compares to 85,749 and 61,278 tons of raw sugar marketed during fiscal 1997 and 1996, respectively. The increase in sales over the past three years is primarily the result of increased raw sugar production from processing greater volumes of sugarcane. The increase in sales, however, is offset by the continued reduction in the sugar price.
 The average price received for sugar marketed in fiscal 1998 is estimated at $21.99 cwt. whereas the fiscal 1997 average price was $22.15 and the fiscal 1996 price averaged $22.52.
          Interest earned for fiscal 1998  was $25,154.   For fiscal 1997 and
 1996, interest earned was $43,959 and $45,864, respectively. The reduction in fiscal 1998 is principally the result of the Company having less funds available for short-term investment because of the aforementioned increased working capital requirements during fiscal 1998.
          Income from mineral leases and royalties increased significantly in fiscal 1998 and was $167,695. This compares to mineral lease and royalty income of $89,948 for fiscal 1997 and $114,926 for fiscal 1996. The increase for fiscal 1998 is primarily attributable to the Company entering into two seismic agreements in the first quarter of the fiscal year. One agreement, for $31,625, was for six months and covers approximately 710 acres in St. Mary Parish. The second agreement, for $71,891, contains an eighteen month term and covers 2,396 acres in St. Mary Parish. This agreement contains an option to lease the subject property for oil and gas exploration. In the third quarter of fiscal 1998, the Company entered into an oil and gas lease on approximately 41 acres in St. Mary Parish for $7,283. The agreement has a three year primary term. Also in the third quarter, the Company entered into a seismic and lease option agreement dated August 1, 1997. The agreement covers approximately 320 acres for $40,000. This lease carries a five year primary term. The decrease from fiscal 1996 to 1997 is primarily the result of an oil and gas lease and a geophysical option agreement not being renewed for a second year. The oil and gas lease was originally granted in February, 1995 for $20,528 on 274 acres. The geophysical option agreement was dated April 1, 1995 for $10,166 covering
 985 acres.    Oil and gas royalties have declined over the three year period and were $20,613, $25,708 and $30,188 for fiscal 1998, 1997 and 1996, respectively.
         For fiscal 1998, the Company recognized a loss of $164,700 on the disposition of property and equipment. For the two previous fiscal years, the Company recognized gains of $14,795 and $145,076 on the disposition of property and equipment. The loss recognized in fiscal 1998 is primarily attributable to the sale or scrapping of obsolete machinery and equipment.
         Other revenues consist primarily of miscellaneous income items which include amounts received from cane land rentals and permitting seismic surveys conducted for oil and gas exploration. For the current fiscal year,
 other revenues were $942,459.   For the two previous years, revenues totaled
 $518,370 and $843,608, respectively.
         Cane land rentals for fiscal 1998, 1997 and 1996 were $796,180, $565,401 and $602,185, respectively. Other revenue also includes amounts received from the Sugar Cane Safety Group representing a return of capital from workers compensation reserve funds for years closed out. For fiscal 1998, the amount received was $89,698. For fiscal 1997 and 1996, the amounts received were $141,127 and $318,032, respectively.



                                     II-3                              -9-

         Cost of products sold for each of the three years ending in 1998, 1997 and 1996 were $37,184,172, $34,703,495 and $24,952,455, respectively.
 The cost of products sold in each of these years are relative to the sales of raw sugar and molasses for the three years.
         General and administrative expenses remained relatively consistent over the three years. These expenses were $942,896, $975,779 and $954,809 for fiscal years ending 1998, 1997 and 1996, respectively.
         The Company's interest and loan expenses for fiscal 1998 totaled $1,142,248 up from $504,260 for fiscal 1997. For fiscal 1996, these expenses were $522,667. The increase in the current year results primarily from the Company making a long-term loan of $6,500,000 in December, 1996 to finance the total purchase price of approximately 8,519 acres of land in St.
 Mary Parish of which 4,863 acres is cultivable cane land.   The acquisition
 was viewed as good for the Company in that it will secure and maintain the Company's current cane supply. For the 1997 crop, the Company processed 121,750 tons of cane from this land which is approximately 14 percent of the total cane processed. The loan agreement contains a ten year pay out. Interest expense for each of the three years also includes interest incurred on a $4,000,000 long-term loan made in April, 1992 and interest cost on lines of credit utilized.
         For fiscal 1998, 1997 and 1996, the Company is recognizing income tax expenses of $608,165, $1,194,670 and $1,095,019, respectively. The income tax expenses are explained in Footnote 5, Notes to Financial Statements, on pages 12 and 13 of this report.
        The liquidity of the Company over the last three years has been fairly good. The current ratio at January 31, 1998 was 1.2 to 1. For the two previous fiscal years ending January 31, 1997 and January 31, 1996, the current ratios were 1.6 to 1 and 1.5 to 1, respectively. The decrease in the current ratio for the 1998 period primarily results from the Company maintaining a higher amount of short-term debt at January 31, 1998 compared to January 31, 1997. At January 31, 1998, debt was $6,776,000 compared to $2,575,000 at January 31, 1997. The increase in short-term debt primarily results from decreases in working capital available during the 1997 idle and grinding seasons.
        For the coming year, the Company expects the volume of cane it will grind to increase over that of fiscal 1998. It's anticipated that billet cane deliveries will approach 55% of total cane processed. For the 1997 crop, billet cane deliveries were approximately 47% of the total cane processed. This year the Company will focus on a good repair season in an effort to reduce lost time during grinding operations and become more efficient in handling and processing billet cane. For fiscal 1999, the Company has budgeted capital improvements of $1,522,000. These additions are directed to improve existing areas of plant operations. The additions include upgrading the mud filter station, rebuilding the water cooling towers and the installation of a wet scrubber on boiler #1 to improve emissions. The Company expects to fund the capital additions from working capital and short-term borrowings through lines of credit available to the Company.
        The current farm bill referred to as the Federal Agriculture Improvement and Reform Act (FAIR) otherwise known as the Freedom to Farm Bill has been in effect for nearly two years. This seven year farm bill is more risky for producers and includes an 18 cent loan rate with loans not to exceed nine months. The no cost provision to the federal treasury is retained and marketing allotments have been suspended through the year 2002.



                                     II-4                                -10-

 The bill contains a recourse loan provision when imports fall below 1.5 million tons and mandates a 1 cent penalty for forfeited sugar. The marketing assessment was raised to 1.375% from 1.10% of the loan rate.
 Sugar industry officials believe the legislation is satisfactory. However after the year 2002, the domestic sugar industry may be without a sugar program and consequently will have to compete in a global market to produce and sell sugar.
        The sugar program is intended to maintain price levels in the market place that will not lead to forfeitures by domestic producers. The USDA administers a foreign country quota system which allocates import quotas to forty foreign countries to supply the deficiencies between domestic production and consumer demand. As a result of recent trade agreements in Geneva, regardless of supply/demand requirements to fill the gap, foreign country quota holders are guaranteed a minimum quota of approximately 1,250,000 short tons per year.
        For the last couple of years the system has centered around estimates from the World Agriculture Supply and Demand Estimates (WASDE) of the stocks to use ratio which would lead to automatic quota increases. For the quota years 1996/1997 and 1997/1998, if the stocks to use ratio percentage estimate as of September 30 of each year was 15.5% or lower, an automatic increase in the quota of 200,000 metric tons would be triggered. The scheduled quota increases of 200,000 tons each are automatically triggered if the estimate of the stocks to use ratio is 15.5% lower in WASDE estimates announced January, March and May.
        In looking ahead, it is very important for the Company to continue to expand the size of the factory and increase its volume of cane supply to be profitable. It is believed by most in the industry that the recent decline in sugar prices will not improve in the very near future. Therefore it is very important that the Company strive to become more efficient and become competitive in the global market place.



























                                     II-5                              -11-

                                March 10, 1998


 To the Stockholders and Board of Directors
 Sterling Sugars, Inc.
 Franklin, Louisiana

			  INDEPENDENT AUDITORS' REPORT

	We have audited the accompanying balance sheets of Sterling Sugars, Inc. as of January 31, 1998 and 1997, and the related statements of income and retained earnings and cash flows for each of the three years in the period ended January 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements present fairly, in all material respects, the financial position of Sterling Sugars, Inc. as of January 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 1998, in conformity with generally accepted accounting principles.

 Respectfully submitted,

 /s/ LeGlue & Company

 (A Professional Corporation)




















				    II-6                                -12-

			     STERLING SUGARS, INC.
				BALANCE SHEETS
                          JANUARY 31, 1998 AND 1997
 ASSETS

 CURRENT ASSETS:
                                                     1998         1997
						 ------------ ------------
   Cash                                          $   103,511  $    16,611
   Temporary cash investments                        107,212       93,721
						 ------------ ------------
    Total cash and temporary cash investments        210,723      110,332

   Accounts receivable, principally sugar and
    molasses  sales, no allowance for doubtful
    accounts considered necessary                  2,609,757    1,890,398
   Sugar inventory - at cost                      12,617,812   10,583,250
   Molasses inventory - at market                    256,852      261,269
   Expenditures for future crops                      58,440      148,334
   Operating supplies - at cost                      761,637      823,429
   Deferred income taxes                             253,400      102,200
   Prepaid expenses and other assets                 304,847      588,998
						 ------------ ------------
      TOTAL CURRENT ASSETS                        17,073,468   14,508,210
						 ------------ ------------

  PROPERTY, PLANT AND EQUIPMENT, at cost:
   Land                                            6,886,838    6,886,838
   Buildings                                       3,293,695    3,146,195
   Machinery and equipment                        35,668,731   31,015,481
						 ------------ ------------
                                                  45,849,264   41,048,514
   Less accumulated depreciation                  23,138,907   22,077,725
						 ------------ ------------
                                                  22,710,357   18,970,789
						 ------------ ------------
  INVESTMENTS AND OTHER ASSETS:
   Cash value of officers' life insurance             34,002       31,763
   Expenditures for future crops                     999,994    1,389,338
   Notes receivable, net of allowance for
    doubtful accounts, 1998 $17,232; 1997 $38,000    571,595      684,529
						 ------------ ------------
    Total investments and other assets             1,605,591    2,105,630
						 ------------ ------------
                                                 $41,389,416  $35,584,629
						 ============ ============







		       See notes to financial statements



                                    II-7                              -13-

			     STERLING SUGARS, INC.
				BALANCE SHEETS
                           JANUARY 31, 1998 AND 1997

 LIABILITIES AND STOCKHOLDERS' EQUITY
                                                      1998          1997
						-------------- -------------
 CURRENT LIABILITIES:
  Notes payable                                  $ 6,776,000     $ 2,575,000
  Accounts payable                                   875,330       1,171,467
  Due to cane growers                              5,708,816       4,654,502
  Current portion of long-term debt
   and capital leases                                997,189         902,295
						-------------- --------------
           TOTAL CURRENT LIABILITIES              14,357,335       9,303,264
                                                -------------- --------------

 LONG-TERM DEBT AND CAPITAL LEASE, less portion
  due within one year included in current
  liabilities                                      9,160,422       9,615,175
						-------------- --------------
  DEFERRED INCOME TAXES                            1,366,600       1,000,700
						-------------- --------------
  COMMITMENTS AND CONTINGENCIES (Note 9)                 -              -
						-------------- --------------
  STOCKHOLDERS' EQUITY:
  Common stock, par value $1 per share:
  Authorized and issued 2,500,000 shares            2,500,000      2,500,000
  Additional paid-in capital                           40,455         40,455
  Retained earnings                                13,964,604     13,125,035
						  ------------ --------------
                                                   16,505,059     15,665,490
                                                  ------------ --------------
                                                  $41,389,416    $35,584,629
                                                  ============ ==============



















                     See notes to financial statements


                                   II-8                                 -14-

			     STERLING SUGARS, INC.
		  STATEMENTS OF INCOME AND RETAINED EARNINGS

					       YEARS ENDED JANUARY 31,
                                              1998        1997        1996
					    ---------- ----------- -----------
 REVENUES:
  Sugar and molasses sales               $39,746,442 $38,748,102 $28,495,085
  Interest earned                             25,154      43,959      45,864
  Mineral leases and royalties               167,695      89,948     114,926
  Gain (loss) on disposition of property
   and equipment                            (164,700)     14,795     145,076
  Other                                      942,459     518,370     843,608
					 ----------- ----------- -----------
                                          40,717,050  39,415,174  29,644,559
					 ----------- ----------- -----------
 COST AND EXPENSES:
  Cost of products sold                   37,184,172  34,703,495  24,952,455
  General and administrative                 942,896     975,779     954,809
  Interest and loan expenses               1,142,248     504,260     522,667
					 ----------- ----------- -----------
                                          39,269,316  36,183,534  26,429,931
					 ----------- ----------- -----------
 INCOME BEFORE INCOME TAXES                1,447,734   3,231,640   3,214,628
 INCOME TAXES                                608,165   1,194,670   1,095,019
					 ----------- ----------- -----------
 NET INCOME                                  839,569   2,036,970   2,119,609

 RETAINED EARNINGS AT BEGINNING OF YEAR   13,125,035  11,088,065   8,968,456
					 ----------- ----------- -----------
 RETAINED EARNINGS AT END OF YEAR        $13,964,604 $13,125,035 $11,088,065
					 =========== =========== ===========
 WEIGHTED AVERAGE EARNINGS PER
  COMMON SHARE:
   Net income                                   $.34        $.81       $ .85
					 ===========  ========== ===========
 CASH DIVIDENDS PAID                            $  0        $  0      $    0
					 =========== =========== ===========


















                        See notes to financial statements

				    II-9                                -15-

			    STERLING SUGARS, INC.
			  STATEMENTS OF CASH FLOWS

					       Years Ended January 31,
                                            1998         1997        1996
				       ------------ ------------ ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings                           $   839,569  $ 2,036,970  $ 2,119,609
 Adjustments to reconcile net income
  to net cash provided by (used
  in) operating activities:
   Depreciation                           2,120,443    1,793,012    1,533,946
   Deferred income taxes                    214,700      361,100      271,600
   Bad debts                                 38,000         -            -
   (Gain) loss on dispositions of property
    and equipment                           164,700      (14,795)    (145,076)
   Changes in operating assets and liabilities:
    (Increase) decrease in accounts
     receivable                            (719,359)    (173,350)     559,929
    (Increase) decrease in sugar and
     molasses inventories                (2,030,145)     817,603   (7,458,169)
    Increase in accounts payable and
     accrued expenses and due to cane
     growers                                758,177       30,480    2,190,846
   Increase (decrease) in interest
     and income taxes payable               (31,833)      59,406     (326,541)
   Other items - net                        854,775   (1,344,052)     117,908
					  ----------- ------------ -----------
  NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES                   2,209,027    3,566,374   (1,135,948)
					 ------------ ------------ -----------
  CASH FLOWS FROM INVESTING ACTIVITIES:
   Collection on notes receivable           147,596      224,589      415,184
   Issuance of Notes receivable             (72,662)    (231,639)    (431,738)
   Purchases of property, plant and
    equipment                            (5,514,397)  (8,842,848)  (2,739,294)
   Proceeds from dispositions of
    property and equipment                  125,478       74,300      217,462
   					 ------------  ----------- -----------
  NET CASH (USED IN)
   INVESTING ACTIVITIES                  (5,313,985)  (8,775,598)  (2,538,386)
   					 ------------- ----------- -----------
  CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from short-term notes
    payable and long-term debt           20,168,000   27,309,300   20,568,778
   Sale of treasury stock                      -            -         111,625
   Payments on short-term notes
    payable and long-term debt          (16,962,651) (22,123,796) (17,495,254)
					 ------------ ------------ -----------
   NET CASH PROVIDED BY
    FINANCING ACTIVITIES                  3,205,349    5,185,504    3,185,149
					 ------------ ------------ -----------
   INCREASE (DECREASE) IN CASH AND
    TEMPORARY CASH INVESTMENTS              100,391      (23,720)    (489,185)
   CASH AND TEMPORARY CASH INVESTMENTS
    AT BEGINNING OF YEAR                    110,332      134,052      623,237
					  ----------- ----------- -----------
    (Continued)
				      II-10                                -16-

			       STERLING SUGARS, INC.
			     STATEMENTS OF CASH FLOWS

						 Years Ended January 31,
					  ------------------------------------
                                             1998         1997        1996
					  ------------ ----------- -----------
  CASH AND TEMPORARY CASH INVESTMENTS
   AT END OF YEAR                         $  210,723  $  110,332  $   134,052
					  ============ =========== ===========

 SUPPLEMENTAL INFORMATION REGARDING
  CASH FLOWS:
  INTEREST PAID                           $1,162,716  $  415,053  $   509,421
					  ============ ============ ==========

  INCOME TAXES PAID                       $  225,000  $1,226,919  $ 1,152,704
					  ============ ============ ===========

  NON-CASH INVESTING AND FINANCING
   ACTIVITIES:
   Purchase of equipment financed by
    notes payable and capital lease       $  635,792  $     -     $      -
					 ============= ============ ===========
   Corporation issued common stock for
    the payment of management fee due
     to M. A. Patout & Son, Ltd.          $     -     $     _      $   50,875
                                         ============= =========== ============




























                          See notes to financial statements

				      II-11                              -17-

			      STERLING SUGARS, INC.
			  NOTES TO FINANCIAL STATEMENTS
                   YEARS ENDED JANUARY 31, 1998, 1997 AND 1996


 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Raw sugar produced by the Company included in inventory was valued at lower of cost or market. Molasses amounts on hand are recorded at an average of the estimated weekly market price during the pricing period as specified in the sales contracts. Sales are recognized when deliveries are made.

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

 2. NATURE OF OPERATIONS, RISK AND UNCERTAINTIES

      Sterling Sugars, Inc. is a grower and processor of sugarcane from which it produces raw sugar and blackstrap molasses in St. Mary Parish, Louisiana. All sugar produced by the Company is sold to a few major sugar refiners and candy manufacturers under sales contracts. Molasses is sold to a major molasses distributor under sales contracts.

      The cane supply, which the Company processes into raw sugar and blackstrap molasses, is provided by approximately fifty growers located primarily in St. Mary and Iberia Parishes, some of which are on Company owned land.

      The Company maintains, at a regional financial instituion, cash which may exceed federally insured amounts at times.

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




                                   II-12                               -18-

 3. NOTES PAYABLE

      Notes payable at January 31, 1998 included $6,776,000 of short-term unsecured notes payable to a bank with interest at 8.50%.

      Notes payable at January 31, 1997 included $2,575,000 of short-term unsecured notes payable to a bank with interest at 8.25%

      The maximum aggregate short-term borrowings outstanding were $20,168,000 in 1998, $20,809,900 in 1997 and $20,568,800 in 1996. The average aggregate amount of short-term borrowings and the weighted average interest rate was approximately $2,795,550 and 8.34% in 1998, $924,300 and 6.18% in 1997, and
 $1,640,280 and 6.97% in 1996. Short-term borrowings occur primarily during the months of September through December.

 4. LONG-TERM DEBT AND CAPITAL LEASE
     Long-term debt and capital lease at January 31, 1998 and 1997 consisted of the following:
                                                        1998        1997
						    -----------  -----------
     8.50% mortgage note collateralized by first
     mortgage on approximately 10,186 acres of
     land owned by the Company; payable in
     semi-annual payments of $194,240, including
     interest with the balance of $3,360,000 due
     January 1, 2002.                               $ 3,668,820   $ 3,740,829

     8.95% capital lease collateralized by equipment,
     payable in monthly payments of $16,500 including
     imputed interest beginning October 1, 1995 with
     a final payment of $16,500 due October 1, 1998.     96,355       276,641

     8.25% mortgage note collateralized by a first
     mortgage on 8,519 acres of land and a second
     mortgage on 10,186 acres of land owned by the
     Company; payable in semi-annual payments of
     $325,000, interest payable quarterly, with a
     final payment due October, 31, 2006.  This mortgage
     note provides for additional principal payments
     equal to fifty percent of the net income before
     depreciation reduced by capital expenditures.
     There were no required additional payments of
     principal at January 31, 1998 and 1997.  An
     additional covenant of the loan is that no
     dividends are to be paid.                        5,850,000     6,500,000

     8.9% note collateralized by equipment, payable
     in twenty-four monthly installments of $10,345
     including interest, beginning May 1, 1997          168,305          -

     8.5% note collateralized by equipment, payable
     in four annual installments of $18,760,
     including interest, and one installment for
     balance of $61,142, beginning February 2, 1998     118,097          -



                                     II-13                              -19-

     10% capital lease collateralized by equipment,
     payable in thirty-six monthly payments of
     $7,782, including imputed interest, beginning
     November 1, 1997 with a final payment of
     $42,500 due October 1, 2000                        256,034          -
                                                     -----------   -----------
                                                     10,157,611    10,517,470
     Less portion due within one year                  (997,189)     (902,295)
						    ------------ -------------
                                                    $ 9,160,422   $ 9,615,175
						    ============ =============

     The aggregate annual principal payments applicable to these notes and capital leases are payable as follows:

       Year ended January 31, 1999        $    997,189
       Year ended January 31, 2000             909,434
       Year ended January 31, 2001             888,237
       Year ended January 31, 2002           4,081,833
       Year ended January 31, 2003             680,918
       Thereafter                            2,600,000
					  -------------
                                          $ 10,157,611
					  =============

     The Company had a line of credit with a bank at January 31, 1998 and 1997 in the amount of $8,600,000 and $3,500,000, respectively. There was $6,776,000 and $2,575,000 borrowed against this line of credit as of January 31, 1998 and 1997, respectively.

  5. INCOME TAXES

    Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's net deferred tax liability as of January 31, 1998 and 1997 are as follows:

                                                        1998        1997
						   ------------ ------------
    Deferred tax assets:
       Tax credit carryforwards                    $   190,500   $   404,800
       Other                                            62,900       119,000
						   ------------ -------------
        Total                                          253,400       523,800
                                                   ------------ -------------
   Deferred tax liabilities:
       Differences between book and tax basis of
       property                                     (1,366,600)   (1,405,500)
       Other                                              -          (16,800)
						   ------------ -------------
        Total                                       (1,366,600)   (1,422,300)
						   ------------ -------------
    Net                                            $(1,113,200) $   (898,500)
						   ============ =============

                                    II-14                                -20-

   The foregoing net amounts were included in the accompanying balance sheet as follows:
                                                          1998       1997
						       --------- -----------
   Deferred tax assets - Current                    $   253,400  $  102,200
   Deferred tax liability - Non-current              (1,366,600) (1,000,700)
                                                    ------------ -----------
   Net                                              $(1,113,200) $ (898,500)
                                                    ============ ===========

   There was no valuation allowance required at January 31, 1998 and 1997.

   Income taxes consist of the following components:
                                                1998       1997        1996
					    ---------- ---------- -----------
   Currently payable                        $  393,465 $  833,570 $  823,419
   Deferred                                    214,700    361,100    271,600
					    ---------- ---------- -----------
                                            $  608,165 $1,194,670 $1,095,019
					    ========== ========== ===========

   State income taxes included in income tax expense amounted to approximately $56,600, $156,800 and $83,600 in 1998, 1997 and 1996, respectively.


   Deferred income taxes relate primarily to the following items:

                                                 1998      1997        1996
					    ----------- ---------- -----------
   Depreciation                             $   92,900  $  (8,200)  $  37,500
   Alternative minimum tax carryover           214,300    311,000    (167,500)
   Deferred compensation                       (15,000)   (43,830)    (40,900)
   Net operating loss carryforward                -          -        412,400
   Other                                       (77,500)   102,130      30,100
					    ----------- ---------- ------------
                                            $  214,700 $  361,100 $  271,600
					    =========== ========== ============

   Income taxes as a percentage of pretax earnings vary from the effective Federal statutory rate of 34%. The reasons for these differences are shown below:
                                          1998        1997         1996
                                      ------------ ------------ ---------------
                                        Amount  %   Amount    %    Amount   %
                                     ------------- ------------ ---------------
   Income taxes at statutory
    rate of pretax earnings          $  492,200 34 $1,098,800 34 $1,093,000 34
   Increase (decrease) in taxes
    resulting from:
     State income taxes                 115,800  8    258,500  8    257,200  8
     Other items - net                      165  -   (162,630)(5)  (255,181)(8)
                                     ------------- ------------- --------------
   Actual income taxes               $  608,165 42 $1,194,670 37 $1,095,019 34
                                     ============= ============= =============



                                     II-15                               -21-

   At January 31, 1998 the Company had alternative minimum tax credit carryforwards of approximately $190,500 available to reduce future income taxes payable under certain circumstances. The alternative minimum tax credit carryover period is unlimited.

 6. RETIREMENT PLAN
   The Company has a defined benefit non-contributory retirement plan in force covering eligible salaried and factory hourly employees.

   The Company's current policy is to contribute annually the amount that can be deducted for federal income tax purposes. The benefits are based upon years of service and employee's compensation during the best five years of employment. The total pension expense for the years ended January 31, 1998, 1997 and 1996 was $39,000, $34,000 and $35,000, respectively.

   Data relative to the Plan were as follows (in thousands):
							   January 31,
						       ---------------------
                                                         1998       1997
						       ---------  ---------
   Actuarial present value of benefit obligations:
     Vested benefit obligation                         $   1,268  $  1,203
						       ==========  ========

     Accumulated benefit obligation                    $   1,292  $   1,229
						       ==========  ========

     Projected benefit obligation for service rendered
      to date                                          $  (1,480) $ (1,390)
     Plan assets at fair value                             1,441     1,375
						       ----------  --------
     Plan assets in excess of projected benefit
     obligation                                              (39)      (15)
     Remaining unrecognized portion of net assets at
     February 1, 1987                                        (82)      (98)
     Unrecognized net loss from past experience
     different from that assumed                              139      157
							---------- --------
     Prepaid pension cost included in other assets      $      18  $    44
							========== ========

   The net pension expense for 1998, 1997 and 1996 included the following (income) expense components:
                                                         1998    1997    1996
						       ------- ------- -------
   Service cost - benefits earned during the period  $     54  $   52  $   51
   Interest cost on projected benefit obligation          104      97      90
   Actual return on plan assets                          (109)   (105)    (96)
   Net amortization and deferrals                         (10)    (10)    (10)
   						     --------- ------- -------
   NET PENSION EXPENSE                               $     39  $   34  $   35
						     ========= ======= =======



                                      II-16                           -22-

   The discount rate used in determining the actuarial present value of the projected benefit obligation was 7.5% in 1998, 1997 and 1996.
   The projected rate of increase in future compensation levels used was 5.5% in 1998, 1997 and 1996. The expected rate of return on plan assets was 8% in 1998, 1997 and 1996. The plan's assets consist primarily of deposits in the general funds of an insurance company.

7. EMPLOYEE SAVINGS PLAN

   The Company established, effective February 1, 1992, an Employee Savings Plan under Section 401(k) of the Internal Revenue Code. The Plan, which covers eligible salaried and factory hourly employees, provides that the Company match up to 50% of the first 6% of employee contributions. The Company's contribution was $45,000 for the year ended January 31, 1998 and $42,000 for the year ended January 31, 1997 and $39,000 for the year ended January 31, 1996.

8. REVENUES

   Sugar and molasses sales are comprised of the following:
                                               1998       1997        1996
					   ----------- ----------- -----------
   Sugar                                  $38,622,246  $37,274,463 $26,896,616
   Molasses                                 1,124,196    1,473,639   1,598,469
   					   ----------- ----------- -----------
                                          $39,746,442  $38,748,102 $28,495,085
                                          ============ =========== ===========

   Sugar sales to individual major customers amounted to $17,243,478, $11,413,502, $6,962,764, $1,488,453, $787,115 and $684,182 in 1998,
   $15,750,889, $9,088,903, $8,419,174,$3,637,474 and $305,782 in 1997,
   $9,934,094, $7,916,007, $4,189,733 and $3,427,134 in 1996.

   Income from mineral leases and royalties is comprised of the following:

                                                  1998     1997     1996
					       --------- -------- ---------
   Oil and gas royalties                       $ 20,613  $ 25,708  $ 30,188
   Mineral leases                               147,082    64,240    84,739
   					       --------- --------  ---------
                                               $167,695  $ 89,948  $114,927
					       ========= ========  =========

   Oil and gas royalties consist entirely of landowners overrides which management considers incidental to the operations of the Company. Reserve information relating to this production has not been made available to the Company.

   Other income is comprised of the following:
                                                     1998    1997      1996
                                                --------- --------- ---------
   Rental property                              $ 815,881 $ 575,566 $ 607,672
   Other                                          126,578   (57,196)  235,963
                                                --------- --------- ---------
                                                $ 942,459 $ 518,370 $ 843,635
                                                ========= ========= =========

                                     II-17                               -23-

9. COMMITMENTS AND CONTINGENCIES

   The Company has certain lease obligations under which a total of approximately 3,000 acres of agricultural land are being leased. At the present time, substantially all of these properties are being subleased and resulted in net payments of approximately zero in all years. The subleases have the same payment and option terms as the Company's leases.

   The Company had employment agreements with two executive officers. One of the agreements expired in 1996. During the year ended January 31, 1994, the Company amended the terms of the second agreement due to the retirement of one of the executive officers. The Company accrued the present value of all future payments required under the amended agreement. This agreement expired May 31, 1997.


   At January 31, 1998 the Company had guaranteed a $202,000 collateralized note of a cane grower. The outstanding note balance at January 31, 1998 was $65,659.

   The Company had guaranteed a $100,000 collateralized note and a $415,000 collateralized note for a grower and a harvesting company, respectively.

   The Company is also contingently liable or co-maker of a collateralized note in the amount of $1,150,000 for Patout Equipment Co., Inc., an affiliated corporation.

   The Company entered into a technical service contract which provides for a fee payable to M. A. Patout & Son, Ltd. equal to ten percent of net income before income taxes from the manufacture, production and sale of raw sugar and molasses each year provided that net income from the foregoing exceeds $500,000. This agreement expires January 31, 1999.

   The Company has an option to purchase approximately 238 acres of agricultural land in St. Mary Parish for approximately $357,000. As consideration for this option the Company pledged a certificate of deposit in the amount of $82,160.

10. RELATED PARTIES
   During the year ended January 31, 1998 and 1997, the Company was involved in the following related party transactions:

   The Company entered into a cane swap agreement with M. A. Patout & Son
   Ltd. whereby some shippers of sugarcane to M. A. Patout & Son, Ltd. delivered their cane to Sterling Sugars, Inc. because of their proximity to the Sterling Sugars, Inc.'s factory. The agreement was reciprocal for some shippers normally having their cane processed by Sterling Sugars, Inc. The net effect of this cane swap agreement was that Sterling Sugars, Inc. ground an additional 29,662 tons of cane for the year ended January 31, 1997. The reimbursement due M. A. Patout & Son, Ltd. for the year ended January 31, 1997 for payments made by them to shippers under this agreement was $970,816. Amounts payable at January 31, 1997 were $172,490. The Company did not enter into a cane swap agreement for the year ended January 31, 1998.



                                     II-18                             -24-

   The Company entered into a technical service agreement with M. A.
   Patout & Son, Ltd. This agreement provides for an option to acquire 50,000 shares of treasury stock owned by the Company on or before December 31, 1998, at a price of $3.25 per share. M. A. Patout & Son, Ltd. exercised its option on April 12, 1995 and acquired the 50,000 shares of treasury stock for $162,500. Additionally, the amounts due by the Company to M. A. Patout & Son, Ltd. under the technical service agreement were $39,111 and $219,305 for the years ended January 31, 1998 and 1997, respectively.

   The Company reimbursed M. A. Patout & Son, Ltd. certain expenses paid by them on behalf of the Company. Reimbursements for the year ended January 31, 1998 were $301,126.

   The Company reimbursed Raceland Sugars, Inc. certain expenses paid by them on behalf of the Company. Reimbursements for the year ended January 31, 1998 were $459.

   The Company obligated itself a co-maker of a collateralized equipment note for Patout Equipment Co., Inc. in the amount of $1,150,000.


11. FAIR VALUE OF FINANCIAL INSTRUMENTS

   Estimated fair value of the Company's financial instruments were as follows (in thousands):
                                              1/31/98           1/31/97
					   Carrying  Fair    Carrying Fair
					     value   value    value   value
					   --------- -----   -------- ------
    Cash and cash equivalents             $   211  $   211  $  110  $   110
    Accounts receivable                     2,610    2,610   1,890    1,890
    Notes receivable                          572      385     685      466
    Short-term debt                         6,776    6,776   2,575    2,575
    Accounts payable                          875      875   1,171    1,171
    Due to growers                          5,709    5,709   4,655    4,655
    Long-term debt (including current
      portion)                             10,158   10,158  10,517   10,517

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

9. ITEM 9 -DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
   None



                                     II-19                            -25-

				   PART III

ITEM 10-DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     As respects directors information required under this item is contained in the registrant's Proxy Statement dated April 24, 1998 under the captions "Election of Directors" and "Information Concerning Management-Business Experience of Directors," incorporated herein by reference.

     The following table sets forth information concerning the Company's executive officers, including their principal occupation for the the past five years and all positions and offices held with the Company by such executive officers. The term of each of the below named executive officers, elected May 15, 1997, expires on May 21, 1998, or when their successors have been chosen.

	    NAME             CAPACITY                            AGE
      ----------------------------------------------------------------------
      Craig P. Caillier      President and CEO February 2,
			     1996 to present; Senior Vice
			     President and General Manager
			     January 1994 - February 1, 1996.
			     For five years prior to his
			     association with the Company, was
			     assistant General Manager and
			     Secretary/Treasurer of M. A. Patout
                             & Son, Ltd., Jeanerette, La.            36

      Willard E. Legendre    Vice President, Plant Operations since
			     February, 1997; Plant manager January,
			     1994 - February, 1997.  For five years
			     prior to his association with the
			     Company, was Assistant Engineer for
			     M. A. Patout & Son, Ltd., Jeanerette,
                             La.  Mr. Legendre resigned from the
                             Company on January 31, 1998             37

      Stanley H. Pipes       Vice President from 1977 until August
			     1989; Senior Vice President from
			     August 1989 until January 1994; Vice
			     President since that date; Treasurer
                             since 1971.                             63

Information required under this item as respects compliance with Section 16
 (a) of the Securities Exchange Act of 1934 is contained in the registrant's Proxy Statement dated April 24, 1998 under the caption "Information Concerning Management-Certain Transactions," incorporated herein by reference.

ITEM 11-EXECUTIVE COMPENSATION

 Information required under this item is contained in the registrant's Proxy Statement dated April 24, 1998 under the caption "Information Concerning Management-Executive Compensation," incorporated herein by reference.




                                     III-1                             -26-

ITEM 12-SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

 Information required under this item is contained in the registrant's Proxy Statement dated April 24, 1998 under the captions "Voting Securities and Principal Holders Thereof" and "Election of Directors," incorporated herein by reference.

ITEM 13-CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

 Information required under this item is contained in the registrant's Proxy Statement dated April 24, 1998 under the caption "Information Concerning Management-Certain Transactions," incorporated herein by reference.













































                                    III-2                                 -27-

				    FORM 10-K

				     PART IV

ITEM 14-EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8K

 (a) 1. Financial Statements

	The following financial statements of Sterling Sugars, Inc. are included in Part II, Item 8:

         Independent Auditors Report (Fiscal Years 1998 and 1997)

         Balance Sheets as of January 31, 1998 and 1997

	 Statements of Income and Retained Earnings for years ended
          January 31, 1998, 1997 and 1996

         Statements of Cash Flows for years ended January 31, 1998,
          1997 and 1996

	 Notes to Financial Statements

 (a) 2. Financial Statement Schedules

	  Not Applicable

 All schedules are omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.



























                                      IV-1                              -28-

				    FORM 10-K

				     PART IV
				   (Continued)

 (a) 3. Exhibits
	(3)                                                        Page
		(a) Articles of Incorporation                       (a)
		(b) By-laws                                         (a)
		(c) Amendments to By-laws                           (b)
		(d) Amendments to By-laws                           (e)
		(e) Amended By-laws                                 (e)
		(f) Amendment to Certificate of Incorporation       (j)
		(g) Amended by-laws                                 (p)
	(4)     (a) Specimen Stock Certificate                      (b)
		(d) Pension Plan                                    (b)
		(e) Income Sharing Plan                             (b)
		(f) 1987 employment contract (Fred Y. Clark)        (c)
		(g) 1986 Peebles lease                              (f)
		(h) Employment contract (Fred Y. Clark)             (g)
		(j) Lease-West Camperdown (Bolton Cane Company)     (i)
		(k) Sublease-Katy Plantation (Bolton Cane Company)  (i)
		(l) Lease-portions of Sterling Plantation
		    (Baker Plantation, Inc.)                        (i)
		(n) Employment contract (Stanley H. Pipes)          (k)
		(o) Addendum to employment contract dated January
		    31, 1987 (Fred Y. Clark)                        (k)
		(q) Lease-Calumet Plantation (Frank Martin Farms)   (k)
		(t) Lease-Belleview Golf and Country Club           (m)
		(u) Agricultural lease with option to purchase
		    (Adeline Plantation)                            (m)
		(v) Amendment to agricultural lease (Adeline Plt.)  (m)
		(w) Sublease-(Adeline Plantation)                   (m)
		(x) Agricultural lease (Shadyside Plantation)       (n)
		(y) Sublease-Shadyside (C.J. Hebert)                (n)
		(z) Sublease-Shadyside (Frank Martin Farms)         (n)
	       (aa) Agriculture lease-Shaffer Plantatin (Teche
		    Planting Company)                               (n)
	       (bb) Agriculture lease-West Belleview (Teche
		    Planting Company)                               (n)
	       (cc) Amendment to employment contract of January 31,
		    1987 (Fred Y. Clark)                            (n)
	       (dd) Techincal Services Agreement-M.A. Patout & Son  (o)
	       (ee) Sublease-Teche Planting Company                 (o)
	       (ff) Lease extension-Franklin Realty                 (o)
	       (gg) Agricultural lease-Theodore Broussard           (o)
	       (hh) Agricultural lease-Kevin Breaux                 (o)
	       (ii) Agricultural lease-Sun Operating Limited P.     (o)









                                      IV-2                             -29-

				    FORM 10-K

				     PART IV
				   (Continued)

	       (jj) Agricultural lease - Mildred Buckner              (o)
	       (kk) Sublease - C. J. Hebert                           (o)
	       (ll) Sublease - Merrill Smith                          (o)
	       (nn) Lease Purchase Agreement-Michael Champagne        (o)
	       (oo) Hunting lease - Richard McGoff                    (o)
	       (ss) Agricultural agreement-Advanced Agriculture, Inc. (p)
	       (tt) Amendment to agriculture agreement-Advanced Ag.   (p)
               (uu) Agricultural lease renewal-Daniel Gonsoulin       (q)
               (vv) Agricultural lease renewal-Baker Plantation, Inc. (q)
               (ww) Agricultural lease renewal-Bolton Cane Company    (34)
               (xx) Agricultural lease-Northside Planting             (35)
               (yy) Agricultural lease-S & S Farms                    (41)
               (zz) Agricultural lease-Breaux Bros. Farms, Inc.       (47)
              (aaa) Lease Agreement-Myette Point Boat Landing         (53)
              (bbb) Lease Agreement-Myette Point Dock                 (57)
    (11)    Computation of earnings per share                         (60)

 (b) Reports on Form 8-K

     There were no reports on Form 8-K filed for the year ended January 31, 1998.

 Footnotes:
   (a) Incorporated by reference from registrant's Form 10-K filed May 21,
       1965.*

  (b) Incorporated by reference from registrant's Form 10-K for the fiscal year ended January 31, 1981.*

  (c) Incorporated by reference from registrant's Form 10-K for the fiscal year ended January 31, 1982.*

  (e) Incorporated by reference from registrant's Form 10-K for the fiscal year ended January 31, 1984.*

  (f) Incorporated by reference from registrant's Form 10-K for the fiscal year ended January 31, 1986.*

  (g) Incorporated by reference from registrant's Form 10-K for the fiscal year ended January 31, 1987.*

  (i) Incorporated by reference from registrant's Form 10-K for the fiscal year ended January 31, 1989.*

  (j) Incorporated by reference from registrant's Form 10-K for the fiscal year ended January 31, 1990.*







                                       IV-3                               -30-

				     FORM 10-K

				      PART IV
				    (Continued)
  (k) Incorporated by reference from registrant's Form 10-K for the fiscal year ended January 31, 1991.*

  (m) Incorporated by reference from registrant's Form 10-K for the fiscal year ended January 31, 1993.*

  (n) Incorporated by reference from registrant's Form 10-K for the fiscal year ended January 31, 1994.*

  (o) Incorporated by reference from registrant's Form 10-K for the fiscal year ended January 31, 1995*

  (p) Incorporated by reference from registrant's Form 10-K for the fiscal year ended January 31, 1996*

  (q) Incorporated by reference from registrant's Form 10-K for the fiscal year ended January 31, 1997*

  * Commission File Number 0-1287



































                                     IV-4                               -31-

				  Signatures

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

						STERLING SUGARS, INC.

    Date April 24, 1998                         BY /s/ Craig P. Caillier
    --------------------                        ------------------------
						   Craig P. Caillier
						   President & CEO

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, which includes the Chief Executive Officer, the Chief Financial and Accounting Officer and a majority of the Board of Directors, on behalf of the Registrant and in the capacities and on the dates indicated:

  /s/ Craig P. Caillier         President & CEO and         April 24, 1998
  ---------------------         Director
       Craig P. Callier

  /s/ Stanley H. Pipes          Vice President & Treasurer
  ----------------------        (Principal Financial and
       Stanley H. Pipes         Accounting Officer)         April 24, 1998


  /s/ William S. Patout III     Director                    April 24, 1998
  ------------------------
       William S. Patout III


  /s/ Peter V. Guarisco         Director                    April 24, 1998
  ------------------------
       Peter V. Guarisco

  /s/ J. Patout Burns, Jr.      Director                    April 24, 1998
  ----------------------
       J. Patout Burns, Jr.

  /s/ Rivers Patout             Director                    April 24, 1998
  ----------------------
       Rivers Patout


  /s/ Victor Guarisco, II       Director                    April 24, 1998
  -----------------------
       Victor Guarisco, II








                                       IV-5                            -32-

				 INDEX TO EXHIBITS

       (10) Material Contracts

              (ww) Agricultural lease renewal-Bolton Cane Co.        (34)
              (xx) Agricultural lease-Northside Planting Co.         (35)
              (yy) Agricultural lease-S & S Farms                    (41)
              (zz) Agricultural lease-Breaux Bros. Farms, Inc.       (47)
             (aaa) Lease Agreement-Myette Point Boat Landing         (53)
             (bbb) Lease Agreement-Myette Point Dock                 (57)


       (11) Computation of Earnings per Common Share                 (60)













































                                     IV-6                              -33-