Form 10-Q
period 1998-04-30
STERLING SUGARS INC
filed 1998-06-15
CIK 94185

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                                   FORM 10-Q

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended April 30, 1998

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

        YES X  NO

        There were 2,500,000 common shares outstanding at May 29, 1998.

                                                  Total number of pages    13

                            STERLING SUGARS, INC.

                                 I N D E X

                                                                  PAGE
                                                                 NUMBER
        PART I:  FINANCIAL INFORMATION:

         ITEM 1. FINANCIAL STATEMENTS

                 Condensed balance sheets April 30, 1998
                 (unaudited) and January 31, 1998                  I-1

                 Statements of earnings and retained earnings
                 Three months ended April 30, 1998 and 1997
                 (unaudited)                                       I-2

                 Statements of cash flows
                 Three months ended April 30, 1998 and 1997        I-3
                 (unaudited)

                 Notes to condensed financial statements
                 Three months ended April 30, 1998 and 1997        I-5

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS     I-7

        PART II. OTHER INFORMATION:

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8K                  II-1

                            STERLING SUGARS, INC.
                          CONDENSED BALANCE SHEETS

                                                   April 30,    January 31,
                                                     1998          1998
                                                   UNAUDITED       NOTE
     ASSETS:                                    ---------------------------
      CURRENT ASSETS:
         Cash and short-term investments        $(1,681,867)  $    210,723
         Accounts receivable                      4,983,533      2,609,757
         Inventories                              2,463,507     13,636,301
         Expenditures for future crops (Note B)   1,528,243         58,440
         Deferred income taxes                      253,400        253,400
         Other current assets                       248,059        287,751
                                                ------------- -------------
            TOTAL CURRENT ASSETS                $ 7,794,875   $ 17,056,372
                                                ------------- -------------
       Property, plant and equipment - net      $22,880,164   $ 22,710,357
                                                ------------- -------------
       Expenditures for future crops            $   999,994   $    999,994
                                                ------------- -------------
       Notes receivable - net of allowance      $   523,704   $    571,595
                                                ------------- -------------
       Deferred loan acquisiton costs           $    48,006   $     51,098
                                                ------------- -------------
                                                $32,246,743   $ 41,389,416
                                                ============= =============

     LIABILITIES AND STOCKHOLDERS' EQUITY:
      CURRENT LIABILITIES:
        Accounts payable and accrued expenses   $ 3,569,600   $  7,581,335
        Short-term debt                           1,301,000      6,776,000
                                                ------------- -------------
            TOTAL CURRENT LIABILITIES           $ 4,870,600   $ 14,357,335
                                                ------------- -------------
       Long-term debt                           $ 9,173,676   $  9,160,422
                                                ------------- -------------
       Deferred income taxes                    $ 1,366,600   $  1,366,600
                                                ------------- -------------

     STOCKHOLDERS' EQUITY:
        Common stock                            $  2,500,000  $  2,500,000
        Additional paid in capital (Note C)           40,455        40,455
        Retained earnings                         14,295,412    13,964,604
                                                ------------- -------------
                                                $ 16,835,867  $ 16,505,059
                                                ------------- -------------

                                                $ 32,246,743  $ 41,389,416
                                                ============= =============

       NOTE: The balance sheet at January 31, 1998 has been taken from the audited financial statements at that date, and condensed.

                   See notes to condensed financial statements


                                      I-1                               -3-

                            STERLING SUGARS, INC.
                 STATEMENT OF EARNINGS AND RETAINED EARNINGS
                                 (UNAUDITED)

                                                THREE MONTHS ENDED APRIL 30
                                                ---------------------------
                                                      1998         1997
                                                      ----         ----
        REVENUES:

         Sugar and molasses sales                $ 12,238,562  $10,103,402
         Interest earned                                  982        1,181
         Mineral leases and royalties                  31,237       65,724
         Gain on sale of depreciable assets              -         (45,005)
         Other                                         13,967       41,046
                                                 ------------  ------------
                                                 $ 12,284,748  $10,166,348
                                                 ------------  ------------

        COSTS AND EXPENSES:

         Cost of products sold                   $ 11,288,871  $ 9,205,641
         General and administrative                   181,749      179,336
         Interest expense                             280,567      245,761
                                                 ------------  ------------
                                                 $ 11,751,187  $ 9,630,738
                                                 ------------  ------------

        NET EARNINGS BEFORE INCOME TAXES         $    533,561  $   535,610
        INCOME TAXES                                  202,753      203,532
                                                 ------------  ------------
        NET EARNINGS                             $    330,808  $   332,078

        RETAINED EARNINGS AT BEGINNING OF PERIOD   13,964,604   13,125,035
                                                 ------------  ------------
        RETAINED EARNINGS AT END OF PERIOD       $ 14,295,412  $13,457,113
                                                 ============  ============

        NET EARNINGS PER SHARE                   $        .13  $       .13
                                                 ============  ============










                    See notes to condensed financial statements







                                      I-2                                 -4-

                            STERLING SUGARS, INC.
                           STATEMENT OF CASH FLOWS
                                (UNAUDITED)
                                                  THREE MONTHS ENDED APRIL 30
                                                  ---------------------------
                                                         1998       1997
                                                         ----       ----
   OPERATING ACTIVITIES:
    Net earnings                                    $   330,808  $   332,078
    Adjustments to reconcile net earnings to net
     cash provided by operating activities:
     Amortization of loan costs                           3,092        3,091
     Depreciation                                       530,125      450,000
     Loss on sale of depreciable assets                    -          45,005
    Changes in operating assets and liabilities:
     Increase in accounts receivable                 (2,373,776)  (1,734,590)
     Decrease (Increase) in notes receivable             47,891   (   44,275)
     Decrease in inventories                         11,172,894    8,928,428
     Decrease (Increase) in current assets               39,692      107,877
     Increase in expenditures for future crops       (1,469,803)  (1,480,084)
     Decrease in accounts payable and accrued exp.   (4,003,698)  (2,619,617)
     Other items - net                                     -      (  128,199)
                                                    ------------ ------------
    Net cash provided by operating activities       $ 4,277,125  $ 3,859,714
                                                    ------------ ------------
    INVESTING ACTIVITIES:
     Purchase of property, plant and equipment      $  (699,932) $(1,662,987)
     Proceeds from sale of depreciable assets              -         104,328
                                                    -----------  ------------
     Net cash used in investing activities          $  (699,932) $(1,558,659)
                                                    ------------ ------------
    FINANCING ACTIVITIES:
     Proceeds from short-term debt                  $ 1,945,000  $ 2,765,000
     Proceeds from long-term debt                       101,618      217,343
     Payments on short-term debt                     (7,420,000)  (5,340,000)
     Payments on long-term debt                      (   96,401)  (   43,576)
                                                    ------------ ------------
     Net cash used in financing activities          $(5,469,783) $(2,401,233)
                                                    ------------ ------------

     Decrease in cash and temporary
     investments                                    $(1,892,590) $(  100,178)
    Cash and temporary investments at the
     beginning of the period                            210,723      110,332
                                                    ------------ ------------
    Cash and temporary investments at the
     end of the period                              $(1,681,867) $    10,154
                                                    ============ ============



    Continued

                  See notes to condensed financial statements





                                      I-3                                 -5-

                            STERLING SUGARS, INC.
                           STATEMENT OF CASH FLOWS
                                (UNAUDITED)

      Supplemental information:

         Interest paid                              $  190,404  $  207,350
                                                    =========== ===========
         Income taxes paid                                -           -
                                                    =========== ===========
















































                                      I-4                               -6-

                            STERLING SUGARS, INC.
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                  THREE MONTHS ENDED APRIL 30, 1998 AND 1997
                      (UNAUDITED)          (CONTINUED)


        A. CONDENSED FINANCIAL STATEMENTS:

             The condensed balance sheets as of April 30, 1998, the statements of earnings and retained earnings for the three months ending April 30, 1998 and 1997, and the condensed statements of cash flows for the three month period then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at April 30, 1998 and for all periods presented have been made.

             Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the 1998 annual report to stockholders. The results of operations for the period ending April 30, 1998 are not necessarily indicative of the operating results expected for the full year.































                                      I-5                                -7-

                            STERLING SUGARS, INC.
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                  THREE MONTHS ENDED APRIL 30, 1998 AND 1997
                                (UNAUDITED)

        B. EXPENDITURES FOR FUTURE CROPS:

             Expenditures incurred and income earned from sugar operations for the 1998 and 1997 crops have been deferred in order to properly match revenues and expenses. The deferred items are as follows:

                                                 THREE MONTHS ENDED APRIL 30
                                                 ---------------------------
                                                       1998        1997
                                                       ----        ----

           DEFERRED COSTS: (1998 AND 1997 CROPS)
            Factory                                $ 1,364,484  $ 1,370,108
            Plantations                                159,935      257,158
                                                   ------------ ------------
                                                   $ 1,524,419  $ 1,627,266
            Land preparation and planting costs
             1999 and 1998 crops respectively            3,824        1,152
                                                   ------------ ------------
                                                   $ 1,528,243  $ 1,628,418
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

                            STERLING SUGARS, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Results of Operations:

      Sugar and Molasses Sales:

         Sugar and molasses sales for the three months ended April 30, 1998 and 1997 were as follows:
                                                   1998        1997
                                                  ------      ------
            Raw sugar sales                    $12,109,439  $ 9,896,017
            Molasses sales                         129,123      207,385
                                               ------------ ------------
                                               $12,238,562  $10,103,402
                                               ============ ============
         For the first quarter of the Company's fiscal year ending January 31, 1999 (fiscal 1999), sales of raw sugar (1997 crop) increased com-pared to the same quarter ending in fiscal 1998 (1996 crop). This in-crease is the result of the Company having marketed more sugar during the current quarter. At January 31, 1998, the Company had on hand approximately 31,933 tons of raw sugar available for sale to refiners as compared to 26,812 tons of raw sugar at January 31, 1997. As of April 30, 1998, the Company had sold and shipped 27,627 tons of raw sugar and had on hand 4,306 tons. For the quarter ending April 30, 1997, the Company had sold and shipped 22,513 tons of raw sugar and had on hand approximately 4,299 tons held in inventory. The remaining 4,306 tons of raw sugar from the 1997 crop is expected to be sold and shipped by June, 1998. The sugar price for the 1997 crop decreased and is estimated at $21.99 cwt. For the 1996 crop, the average price was $22.15 cwt.

         With regards to molasses sales, the Company sold more molasses in the 1997 period compared to the 1998 period. As of January 31, 1998, the Company had on hand approximately 949,698 gallons of molasses of which 509,671 gallons were sold and 440,027 gallons remained on hand at of April 30, 1998. At January 31, 1997, the Company had approximately 767,096 gallons of molasses on hand all of which had been sold as of April 30, 1997. The Company received $.26 per gallon from the sale of the 1997 molasses crop compared to $.32 per gallon for the sale of the 1996 molasses crop.

     Interest Earned:

         Interest earned for the quarter ended April 30, 1998 was $982 compared to $1,181 for the same quarter ended April 30, 1997. The decrease for the current period is primarily attributable to the decrease in earnings from short-term investments. During the 1997 period, the Company recognized $210 in interest income on investments in U. S. Treasury obligations.

     Mineral Leases and Royalties:

          For the quarter ended April 30, 1998, income from mineral leases and royalties decreased to $31,237 compared to $65,724 for the period


                                      I-7                                 -9-
     ending in 1997. The decrease is attributable to the Company entering into two seismic agreements in the first quarter of fiscal 1998 not renewed for a second term. One agreement was for six months, covered approximately 710 acres in St. Mary Parish for $31,625. The second agreement contains an eighteen month term, covered 2,396 acres in St. Mary Parish for $71,891. This agreement contains an option agreement to lease the subject property to acquire an oil and gas lease. The Company also on February 3, 1997 had entered into a seismic agreement covering approximately 1,395 acres for $28,184. The sole purpose of the agreement was to allow seismic exploration activities. Royalty income declined in the first quarter of fiscal 1999 and was $2,065 compared to $5,574 for the same period in fiscal 1998.

     Loss on the Sale of Depreciable Assets:

          The Company recognized a loss on the sale of obsolete machinery and equipment for the three month period ending April 30, 1997 of $45,005. For the same period ending in 1998, the Company had no gains or losses from the sale of depreciable assets.

     Other Revenues:

          Other revenues, which consist mainly of miscellaneous income items, were $41,046 for the three month period ending April 30, 1997 and $13,967 for the same period ending in 1998. These revenues, which can vary considerably from year to year, generally include amounts received for the sale of scrap and other miscellaneous items.

     Cost of Products Sold:

          Cost of products sold for the three month periods ended April 30, 1998 and 1997 were $11,288,871 and $9,205,641, respectively. Costs relating to sales are charged to cost of products sold. Accordingly, costs have increased for 1998 as would be expected with the increase in sales.

     General and Administrative Expenses:

          General and administrative expenses for the three months ended April 30, 1998 were $181,749 compared to $179,336 for the same period in 1997. The slight increase in these expenses during the current period is primarily the result of increases in miscellaneous expense items.

     Interest Expense:

          Interest expense increased to $280,567 for the period ending April 30, 1998 from $245,761 for the same period ending in 1997.
     The increase in interest expense is primarily the result of increases in short-term debt. At January 31, 1998 the Company had outstanding short-term debt of $6,776,000 compared to $2,575,000 outstanding at January 31, 1997.

     Income Taxes:

          The income taxes for the three month period ending April 30,
     1998 and 1997 were recorded at the statutory rate of 38 percent which reflects the 34 percent federal corporate rate plus 4 percent state income taxes.
                                      I-8                                -10-

     Liquidity and Capital Resources:

          At April 30, 1998, the Company had working capital of $2,924,275 compared to $2,699,037 at January 31, 1998. The working capital ratios were 1.6 to 1 and 1.2 to 1, respectively.
          For the coming year, with a good growing season, it is very possible the Company's volume of cane to grind will increase. The Company's capital budget for the 1998 season is approximately $1,522,000 and is directed to improve existing areas of plant operations. The capital budget items consist of upgrading the mud filter station, rebuilding the water cooling towers, installing a wet scrubber for steam boiler #1, improvements to the bearing cooling water system and upgrading the mill control station. The Company's main objective this year is to focus on a good repair season in an effort to reduce lost time during grinding and become more efficient in handling and processing billet cane. The Company expects to fund the capital additions from working capital and short-term borrowings through available lines of credit.

     Expenditures for Future Crops - Note B:

      Factory Deferred Costs:

         Factory deferred costs for the three month period ended April 30, 1998 were $1,364,484. Such costs for the same period in 1997 were $1,370,108. The costs for both quarters are fairly consistent and consist primarily of idle season maintenance and repairs. The Company for the 1998 idle season has budgeted $2,550,000 for idle season repair and maintenance. For the 1997 idle season the Company had budgeted $2,250,210 for idle season repairs and maintenance.

     Plantation Deferred Costs:

         Plantation deferred costs decreased to $159,935 for the three month period ending April 30, 1998 from $257,158 for the same period in 1997. The decrease in plantation deferred costs is primarily attributable to the Company in February 1997 leasing to an independent farmer approximately 383 acres of its' agricultural division. The Company's farm division now consists of 818 acres.



















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


     DATE     June 12, 1998                 By /S/ Craig P. Caillier
         ---------------------------          ---------------------
                                              CRAIG P. CAILLIER
                                              PRESIDENT AND
                                              CHIEF EXECUTIVE OFFICER



    DATE      June 12, 1998                 By /S/ Stanley H. Pipes
        ----------------------------          ---------------------
                                              STANLEY H. PIPES
                                              VICE PRESIDENT AND TREASURER





























                                     II-2                                -13-