Form 10-KT
period 1998-07-31
STERLING SUGARS INC
filed 1998-10-29
CIK 94185

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
			    Washington, D. C.
			       Form 10K

  [ ] Annual report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the fiscal year ended ________________

  [X] Transition report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the transition period from February 1, 1998 to July 31, 1998.

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. /__/

  The aggregate market value of the registrant's voting stock held on September 30, 1998 by non-affiliates of the registrant was $3,257,671. Such value has been computed on the basis of the average bid and asked prices of the stock and by excluding, from the 2,500,000 shares outstanding on that date, all stock beneficially owned by officers and directors of the regist-rant and by beneficial owners of more than five percent of its stock, even though all such persons may not be affiliates as defined in SEC rule 405.
                                                           Page 1 of 52 Pages

  The number of shares of common stock outstanding as of October 12, 1998 was 2,500,000 shares.

  An exhibit index is located on page 38.

				    FORM 10-K

				      PART I
  ITEM 1-BUSINESS

	Sterling Sugars, Inc. is grower and processor of sugarcane from which it produces raw sugar and blackstrap molasses, a by-product. Cane residue (bagasse), also a by-product, is used as the primary fuel for the Company's steam boilers. The business is highly seasonal in that the processing season usually extends from early October to mid December or early January. For the fiscal year ended January 31, 1998 (referred to by the Company as "fiscal 1998"), the season began on September 29, 1997 and continued through December 27, 1997. From the crop grown during fiscal 1998 (referred to by the Company as the "1997 crop"), the factory processed 899,989 tons of sugarcane. During the previous year (fiscal 1997), the Company processed a total of 821,184 tons of cane. In fiscal 1996, a total of 759,953 tons of cane were processed by the Company. Sugar production for fiscal 1998 was 96,242 tons. For fiscal 1997 and 1996 the Company produced 81,822 and 82,141 tons of raw sugar, respectively.
        Historically, the Company has had no difficulty in selling, at competitive prices, all of its raw sugar production to a few major sugar refiners and a candy manufacturer and all of its molasses production to a molasses distributor under sales contracts. The Company expects these marketing avenues to be open in the future.
        The raw sugar factory operated by the Company is situated on sixty-five acres of land outside the city of Franklin, Louisiana on Bayou Teche. The factory is one of the largest and most modern in the state with a grinding capacity of 10,500 tons of sugarcane per day.
        Sugarcane for processing is supplied to the factory from Company operated lands and by independent farmers in St. Mary, Iberia and surround-ing parishes. See Item 2, "Properties," incorporated herein by reference, for further information concerning properties owned and leased by the Company.
        The Company's farming operations produced a total of 19,872 tons of cane for the 1997 crop. This compares to 20,792 and 20,509 tons of cane for the 1996 and 1995 crops, respectively. During the year, the Company maintained its policy of leasing and subleasing farm lands to independent growers. This program has proven to be a success since being implemented in 1988. Further information on this subject is provided under Item 2, "Properties," incorporated herein by reference.

        The Company did not process cane nor produce sugar for the six months ended July 31, 1998. This is normal for that period of the year.









                                    I-1                                  -2-

       Company employment for the six months ended July 31, 1998 was as follows:

					  Factory            Agriculture
				      ---------------     -----------------
      Year round employees                  96                    5
      Seasonal and temporary employees      76                    3
					 --------             --------
                                           172                    8
					 ========              =======
  Further information respecting the Company's business is given under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," incorporated herein by reference.


  ITEM 2 -PROPERTIES

	Land owned by the Company by parishes and suitability of land for cultivation is as follows:

                  Lafourche  St. Mary    Iberia    St. Landry     Total
                  -----------------------------------------------------
   Cultivable          570      9,544      1,390          -      11,504
   Non-cultivable      140      7,533      1,302         121      9,096
   Plant site                      65                                65
                   --------  --------   --------      ------   --------
                       710     17,142      2,692        121      20,665
                   ========  ========   ========      ======   ========

        Of the cultivable land, approximately 270 acres are operated by the Company. Approximately 9,544 acres in St. Mary Parish, 570 acres in Lafourche Parish and 1,390 acres in Iberia Parish are leased to tenants for the growing of sugarcane.

         In addition to Company owned land, about 1,190 acres in St. Mary parish are leased to the Company for growing sugarcane. The land currently leased by the Company is subleased to independent growers.
         The Company's plant site, consisting of a factory compound and main office, is located on 65 acres on Bayou Teche just outside the city of Franklin, Louisiana. The factory compound is comprised of the raw sugar mill, warehouses, shipping and receiving facilities, truck and tractor repair garage and large areas for the storage of sugarcane.

        Of the 20,665 acres of land owned by the Company, approximately 890 acres are being held under leases granted for oil and gas exploration and production.










                                     I-2                                -3-

	See also Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," incorporated herein by reference, for further information on mineral operations on Company lands.

  ITEM 3 - LEGAL PROCEEDINGS

        The Company is party from time to time to various legal and other proceedings which are incidental to the conduct of its business. The Company believes that there are no such proceedings pending which, if adversely determined, would have a material adverse impact on the financial condition or results of operations of the Company.


  ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	Not applicable.

				  PART II

  ITEM 5 - MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER
	   MATTERS

        As of October 12, 1998 there were approximately 500 holders of record of the Company's stock which is traded in the over-the-counter market. The Company acts as its own stock transfer agent and registrar. The Company's mailing address is P. O. Box 572, Franklin, Louisiana 70538 and its physical address is 609 Irish Bend Road, Franklin, Lousisana 70538.

	The following table shows the range of high and low bid quotations for the Company's stock for each quarterly period during the last two years, as quoted by the National Quotation Bureau, Inc. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily reflect actual transactions. No dividends were declared by the Company during the two year period nor for the six months ended July 31, 1998.

						  Range of Prices
                                            --------------------------
       Six months Ending July 31, 1998        High               Low
      --------------------------------      --------          --------
           First Quarter                    $  8-1/4          $  7
           Second Quarter                      7-5/8             7-1/8


       Fiscal 1998
       -------------------------------
           First Quarter                       6-5/8             6-1/2
           Second Quarter                      8                 6-1/2
           Third Quarter                       9                 7
           Fourth Quarter                      7                 7





                                     I-3                                 -4-

       Fiscal 1997
      --------------------------------
           First Quarter                    $  6-1/2          $  6-1/2
           Second Quarter                      6-3/4             6-1/2
           Third Quarter                       6-5/8             6-5/8
           Fourth Quarter                      6-1/2             6-1/2


 ITEM 6 - SELECTED FINANCIAL DATA


                Six months ended July
                      July 31
               -----------------------
                  1998        1997*
               ----------- -----------
  Revenues     $16,385,368  $12,474,750

  Net Earnings
    (Loss)     $  (825,877) $(1,907,761)

  Net Earnings
   (Loss per
    Share)     $      (.33) $      (.76)
  Cash Dividends
   Paid per
    Share      $       -    $       -


  Total assets $28,842,188  $26,357,728

  Long-term
   Debt        $ 8,777,263  $ 9,291,174

  Working
   Capital     $  (411,958) $  (264,444)

  Stockholders'
   Equity      $15,679,182  $13,757,729

  * Unaudited














                                     I-4                                 -5-

                        	   Year ended January 31
                                 -------------------------

                   1998       1997         1996        1995         1994
	       ----------- ----------- -----------  -----------  -----------
  Revenues     $39,746,442 $38,748,102 $29,644,559 $34,250,584  $13,932,753

  Net Earnings
    (Loss)     $   839,569 $ 2,036,970 $ 2,119,609 $   742,783 $   (983,319)

  Net Earnings
   (Loss per
    Share)     $       .34 $       .81 $       .85 $       .30 $      (.40)
  Cash Dividends
   Paid per
    Share      $       -   $       -   $       -    $       -    $       -

  AT YEAR END:

  Total assets $41,389,416 $35,584,629 $27,969,569 $20,879,631 $26,513,324

  Long-term
   Debt        $ 9,160,422 $ 9,615,175 $ 4,017,469 $ 4,371,434 $ 4,694,236

  Working
   Capital     $ 2,716,133 $ 5,204,946 $ 5,169,044 $ 4,493,736 $ 3,121,514

  Stockholders'
   Equity      $16,505,059 $15,665,490 $13,628,520 $11,346,411 $10,604,028

























                                     II-1                               -6-

 ITEM 7-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Forward -Looking Information
  ----------------------------
          This Form 10-K contains certain statements that may be deemed "forward-looking statements." All statements, other than historical statements, in this Form 10-K that address activities, events or developments that the Company intends, expects, projects, believes or anticipates will or may occur in the future, are forward-looking statements. Such statements are based on assumptions and analysis made by management of the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate. The forward-looking statements in the Form 10-K are also subject to a number of material risks and uncertainties, including weather conditions in south Louisiana during the sugarcane growing season, the success of sugarcane pest and disease abatement procedures, the quality and quantity of the sugarcane crops, mechanical failures at the Company's sugar mill, and prices for sugar and molasses produced by the Company. Such forward-looking statements are not guarantees of future performance and actual results. Development and business decisions may differ from those envisioned by such forward-looking statements.

  Results of Operations
  ---------------------

          For the six months ended July 31, 1998, sugar and molasses sales were $15,226,844 compared to $12,297,176 for the same period last year.
 The increase in sales is directly related to the raw sugar and molasses inventories on hand at the beginning of the two six month periods. At January 31, 1998, the Company had a raw sugar inventory of approximately 32,000 tons compared to 27,000 tons at January 31, 1997. All of this sugar was sold during the six month periods ending July 31, 1998 and 1997. The sugar price received for the 1998 period was down slightly from the 1997 period but the difference in inventories accounted for the bulk of the sales difference.

          Interest earned also increased from $9,899 for the six months ended July 31, 1997 to $16,699 for the same period in 1998. Higher sales made available more funds for short-term investments. Interest rates varied little from 1997 to 1998.

          Mineral leases and royalties were comparable at $81,154 for the six months ended July 31, 1998 and $84,978 for the 1997 period.

          On June 26, 1998, the Company sold, under threat of expropriation,
 170.13 acres of land near the Port of Iberia in Iberia Parish for $1,020,780 and that sale coupled with several much smaller dispositons resulted in a gain on disposition of property and equipment of $1,014,348 for the six months ended July 31, 1998. The Company had a loss of $24,798 on such dispositions for the six months ended July 31, 1997. On that same date, the Company purchased 710 acres of farm land in Lafourche Parish and subsequently leased the land for farming purposes to two local farmers. The leases are included in the exibits attached to this document.

                                    II-2                                 -7-

          Other revenues consist primarily of miscellaneous income items, cane land rentals and permits issued by the Company for seismic surveys for oil and gas exploration. Other revenues for the six months ended July 31, 1998 were $50,823 compared to $107,495 for the six months ended July 31, 1997. These items can vary substantially from period to period depending on sales of miscellaneous items (ie scrap metal) and requests for seismic permits.

          Costs of products sold for the six months ended July 31, 1998 and 1997 were $16,811,057 and $14,697,801, respectively. These costs are related to sales and as would be expected the higher sales generated a higher cost of goods sold figure for the six months ended July 31, 1998.

          General and administrative expenses were $491,456 for the six months ended July 31, 1998 and $383,641 for the same period in 1997. The increase in 1998 expenses stemed from an accrual of pension plan expense and a Company contribution to its 401-K plan totalling $72,995. These expenses are normally accrued and paid later in the year.

          Interest and loan expenses increased from $470,247 for the six months ended July 31, 1997 to $521,359 for the same period in 1998. This increase is the function of the loan of $6,500,000 made in December, 1996 to purchase approximately 8,500 acres of land in close proximity to Sterling's factory. The purchase was made principally to protect the Company's cane supply.

           Both statements of income and retained earnings for the six months ended July 31, 1998 and 1997 reflect a loss for the periods. During these periods, the Company was making capital improvements and repairs in anticipation of the coming harvest season which generally begins around October 1 of each year. Consequently, the Company will normally show a loss for these periods. However, the Company does not anticipate a loss for the year ended July 31, 1999.

  Liquidity and Capital Resources
  -------------------------------

          Working capital at July 31, 1998 was a negative $411,958 compared to a negative $264,444 at July 31, 1997. The Company is generally in this position before the start of the crop because of the aforementioned capital improvements and repairs which are generally financed from internally generated funds and short-term borrowings. The Company has a $9,000,000 line of credit to cover its short-term borrowings before the start of the crop. At September 30, 1998, the Company had $2,800,000 of short-term debt outstanding.











                                    II-3                                -8-

  Year 2000
  ----------

          The Company has taken steps to correct computer problems relating to the year 2000. In May, 1998, a year 2000 compliant upgrade to the operating system of the Company's midrange computer was made at a cost of $5,000. A review of the application programs on the midrange computer indicates that the programs are in compliance with year 2000. The Company may have to replace several older PC computers before December 31, 1999 for them to be year 2000 compliant. The Company does not anticipate any significant cost to become fully year 2000 compliant.

 ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Not applicable








































                                     II-4                             -9-

                              September 11, 1998


 To the Stockholders and Board of Directors
 Sterling Sugars, Inc.
 Franklin, Louisiana

			  INDEPENDENT AUDITORS' REPORT

        We have audited the accompanying balance sheet of Sterling Sugars, Inc. as of July 31, 1998, and the related statements of income and retained earnings and cash flows for the six months then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

        In our opinion, the financial statements present fairly, in all material respects, the financial position of Sterling Sugars, Inc. as of July 31, 1998, and the results of its operations and its cash flows for the six months then ended, in conformity with generally accepted accounting principles.

 Respectfully submitted,

 /s/ LeGlue & Company

 (A Professional Corporation)
















                                    II-5                               -10-

			     STERLING SUGARS, INC.
                                 BALANCE SHEET
                                 JULY 31, 1998
 ASSETS

 CURRENT ASSETS:

   Cash                                                       $    70,078
   Temporary cash investments                                      94,074
                                                              ------------
    Total cash and temporary cash investments                     164,152

   Accounts receivable, principally sugar and
    molasses  sales, no allowance for doubtful
    accounts considered necessary                                 376,308
   Expenditures for future crops                                  330,760
   Operating supplies - at cost                                   655,001
   Deferred income taxes                                          543,000
   Prepaid expenses and other assets                              720,664
                                                              ------------
      TOTAL CURRENT ASSETS                                      2,789,885
                                                              ------------

  PROPERTY, PLANT AND EQUIPMENT, at cost:
   Land                                                         7,523,496
   Buildings                                                    3,322,617
   Machinery and equipment                                     37,485,185
                                                              ------------
                                                               48,331,298
   Less accumulated depreciation                               24,018,631
                                                              ------------
                                                               24,312,667
                                                              ------------
  INVESTMENTS AND OTHER ASSETS:
   Cash value of officers' life insurance                          34,002
   Expenditures for future crops                                1,208,174
   Notes receivable, net of allowance for
    doubtful accounts: $17,232.                                   497,460
                                                              ------------
    Total investments and other assets                          1,739,636
                                                              ------------
                                                              $28,842,188
                                                              ============







		       See notes to financial statements






                                    II-6                             -11-

			     STERLING SUGARS, INC.
                                 BALANCE SHEET
                                 JULY 31, 1998

 LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES:
  Notes payable                                                  $ 1,135,000
  Accounts payable                                                   885,857
  Due cane growers                                                   239,835
  Current portion of long-term debt
   and capital leases                                                941,151
                                                               --------------
           TOTAL CURRENT LIABILITIES                               3,201,843
                                                               --------------

 LONG-TERM DEBT AND CAPITAL LEASE, less portion
  due within one year included in current
  liabilities                                                      8,777,263
                                                               --------------
  DEFERRED INCOME TAXES                                            1,183,900
                                                               --------------
  COMMITMENTS AND CONTINGENCIES (Note 9)                                -
                                                               --------------
  STOCKHOLDERS' EQUITY:
  Common stock, par value $1 per share:
  Authorized and issued 2,500,000 shares                           2,500,000
  Additional paid-in capital                                          40,455
  Retained earnings                                               13,138,727
                                                               --------------
                                                                  15,679,182
                                                               --------------
                                                                 $28,842,188
                                                               ==============



















                     See notes to financial statements


                                   II-7                                -12-

			     STERLING SUGARS, INC.
                  STATEMENT OF INCOME AND RETAINED EARNINGS
                         SIX MONTHS ENDED JULY 31, 1998


 REVENUES:
  Sugar and molasses sales                                       $15,222,844
  Interest earned                                                     16,699
  Mineral leases and royalties                                        81,154
  Gain on disposition of property and equipment                    1,014,348
  Other                                                               50,823
                                                                  -----------
                                                                  16,385,868
                                                                  -----------
 COST AND EXPENSES:
  Cost of products sold                                           16,871,057
  General and administrative                                         491,456
  Interest and loan expenses                                         521,359
                                                                  -----------
                                                                  17,883,872
                                                                  -----------
 INCOME (LOSS) BEFORE INCOME TAXES                                (1,498,004)

 INCOME TAXES (BENEFITS)                                            (672,127)
                                                                  -----------
 NET INCOME (LOSS)                                                  (825,877)

 RETAINED EARNINGS AT BEGINNING OF YEAR                           13,964,604
                                                                  -----------
 RETAINED EARNINGS AT END OF YEAR                                $13,138,727
                                                                  ===========
 WEIGHTED AVERAGE EARNINGS (LOSS) PER COMMON SHARE:
   Net income (Loss)                                             $      (.33)
                                                                  ===========

 CASH DIVIDENDS PAID                                             $        0
                                                                 ============


















                        See notes to financial statements

                                    II-8                               -13-

			    STERLING SUGARS, INC.
                           STATEMENT OF CASH FLOWS
                        SIX MONTHS ENDED JULY 31, 1998



CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income (Loss)                                                $  (825,877)
 Adjustments to reconcile net income (loss)
  to net cash provided by (used
  in) operating activities:
   Depreciation                                                       879,724
   Deferred income taxes                                             (472,300)
   (Gain) on dispositions of property and equipment                (1,014,348)
   Changes in operating assets and liabilities:
   Decrease in accounts receivable                                  2,233,449
   Decrease in sugar and molasses inventories                      12,874,664
   Increase in expenditures for future crops                         (272,320)
   Decrease in accounts payable and
     accrued expenses and due to cane
     growers                                                       (5,449,671)
   Decrease in interest and income taxes payable                       (8,783)
   Other items - net                                                 (517,361)
                                                                   -----------
  NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES                                             7,427,177
                                                                   -----------
  CASH FLOWS FROM INVESTING ACTIVITIES:
   Collection on notes receivable                                      74,135
   Purchases of property, plant and equipment                      (2,385,827)
   Proceeds from dispositions of property and equipment             1,019,759
                                                                   -----------
  NET CASH (USED IN)
   INVESTING ACTIVITIES                                            (1,291,933)
                                                                   -----------
  CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from short-term notes
    payable and long-term debt                                      4,780,000
   Payments on short-term notes
    payable and long-term debt                                    (10,961,815)
                                                                   -----------
   NET CASH PROVIDED BY (USED IN)
    FINANCING ACTIVITIES                                           (6,181,815)
                                                                   -----------
   INCREASE (DECREASE) IN CASH AND
    TEMPORARY CASH INVESTMENTS                                        (46,571)

   CASH AND TEMPORARY CASH INVESTMENTS
    AT BEGINNING OF YEAR                                              210,723
                                                                   -----------
    (Continued)






                                      II-9                              -14-

			       STERLING SUGARS, INC.
                              STATEMENT OF CASH FLOWS
                           SIX MONTHS ENDED JULY 31, 1998


  CASH AND TEMPORARY CASH INVESTMENTS
   AT END OF YEAR                                                 $   164,152
                                                                   ===========

 SUPPLEMENTAL INFORMATION REGARDING
  CASH FLOWS:
  INTEREST PAID                                                   $   523,959
                                                                  ============

  INCOME TAXES PAID                                               $      -
                                                                  ============

  NON-CASH INVESTING AND FINANCING
   ACTIVITIES:
   Purchase of equipment financed by
    notes payable and capital lease                               $   101,618
                                                                  ============
































                          See notes to financial statements

                                      II-10                            -15-

			      STERLING SUGARS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JULY 31, 1998


 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


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

      Sales are recognized when deliveries are made.

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





                                   II-11                              -16-

 3. NOTES PAYABLE

      Notes payable at July 31, 1998 included $1,135,000 of short-term unsecured notes payable to a bank with interest at 8.50%.

      The maximum aggregate short-term borrowings outstanding were $11,556,000 the six months ended July 31, 1998. The average aggregate amount of short-term borrowings and the weighted average interest rate was approximately $1,015,000 and 8.58% during the six months ended July 31, 1998.


 4. LONG-TERM DEBT AND CAPITAL LEASE
     Long-term debt and capital lease at July 31, 1998 consisted of the following:

     8.50% mortgage note collateralized by first
     mortgage on approximately 10,186 acres of
     land owned by the Company; payable in
     semi-annual payments of $194,240, including
     interest with the balance of $3,360,000 due
     January 1, 2002.                                             $ 3,630,505

     8.25% mortgage note collateralized by a first
     mortgage on 8,519 acres of land and a second
     mortgage on 10,186 acres of land owned by the
     Company; payable in semi-annual payments of
     $325,000, interest payable quarterly, with a
     final payment due October, 31, 2006.  This mortgage
     note provides for additional principal payments
     equal to fifty percent of the net income before
     depreciation reduced by capital expenditures.
     There were no required additional payments of
     principal at July 31, 1998.  An
     additional covenant of the loan is that no
     dividends are to be paid.                                      5,525,000

     8.9% note collateralized by equipment, payable
     in twenty-four monthly installments of $10,345
     including interest, beginning May 1, 1997                        131,513

     8.5% note collateralized by equipment, payable
     in four annual installments of $18,760,
     including interest, and one installment for
     balance of $61,142, beginning February 2, 1998                   115,678












                                     II-12                             -17-

     10% capital lease collateralized by equipment,
     payable in thirty-six monthly payments of
     $7,782, including imputed interest, beginning
     November 1, 1997 with a final payment of
     $42,500 due October 1, 2000                                      221,429

     6.92% note collateralized by equipment payable in
     three annual installments of $33,816 including
     interest, beginning March 10, 1999.                               88,874

     9.56% capital lease payable in twelve monthly payments
     of $1,109 including imputed interest, beginning on
     February 5, 1998 with the final payment due January 5,
     1999.                                                              5,415
                                                                   -----------
                                                                    9,718,414
     Less portion due within one year                                (941,151)
                                                                 -------------
                                                                  $ 8,777,263
                                                                 =============

     The aggregate annual principal payments applicable to these notes and capital leases are payable as follows:

       Year ended July 31, 1999        $    941,151
       Year ended July 31, 2000             928,112
       Year ended July 31, 2001             861,169
       Year ended July 31, 2002           4,032,649
       Year ended July 31, 2003             680,333
       Thereafter                         2,275,000
                                       -------------
                                       $  9,718,414
                                       =============

     The loan agreements with a bank restrict the corporation from paying dividends until such time as the loans have been paid in full.

     The Company had a line of credit with a bank at July 31, 1998 in the amount of $8,600,000. There was $1,135,000 borrowed against this line of credit as of July 31, 1998.

     The Company was not in compliance with debt covenants relating to working capital and long-term debt to earnings before interest, taxes, depreciation and amortization as of July 31, 1998. Compliance with these requirements has been waived by the bank until the subsequent annual audit.

  5. INCOME TAXES

    Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's net deferred tax liability as of July 31, 1998 are as follows:


                                     II-13                             -18-

    Deferred tax assets:
       Tax credit carryforwards                                  $   189,400
       Operating loss carryovers                                   1,160,200
       Other                                                          76,900
                                                                -------------
        Total                                                      1,426,500
                                                                -------------
   Deferred tax liabilities:
       Differences between book and tax basis of property         (2,060,500)
       Other                                                          (6,900)
                                                                -------------
        Total                                                     (2,067,400)
                                                                -------------

    Net                                                         $   (640,900)
                                                                =============


   The foregoing net amounts were included in the accompanying balance sheet as follows:

   Deferred tax assets - Current                                $    543,000
   Deferred tax liability - Non-current                           (1,183,900)
                                                                -------------
   Net                                                          $   (640,900)
                                                                =============

   There was no valuation allowance required at July 31, 1998.

   Income taxes consist of the following components:

   Currently payable                                            $   (197,227)
   Deferred                                                         (474,900)
                                                                -------------
                                                                $   (672,127)
                                                                =============

   State income taxe (benefit) included in income tax expense amounted to approximately $(197,200).

   Deferred income taxes relate primarily to the following items:

   Depreciation                                                 $    172,800
   Gain on sale of land                                              380,400
   Net operating loss carryforward                                (1,160,200)
   Other                                                             132,100
                                                                -------------
                                                                $   (474,900)
                                                                =============







                                     II-14                             -19-

   Income taxes as a percentage of pretax earnings vary from the effective Federal statutory rate of 34%. The reasons for these differences are shown below:
                                                                 Amount   %
                                                              ----------------
   Income taxes at statutory
    rate of pretax earnings                                   $ (509,300) (34)
   Increase (decrease) in taxes
    resulting from:
     State income taxes                                         (197,200) (13)
     Other items - net                                            34,373    2
                                                              ----------------
   Actual income taxes                                        $ (672,127) (45)
                                                              ================


   At July 31, 1998 the Company had alternative minimum tax credit carryforwards of approximately $189,400 available to reduce future income taxes payable under certain circumstances. The alternative minimum tax credit carryover period is unlimited. The corporation had a net operating loss carryover of $2,896,724 which can be utilized ratably over the next six years and provides for a maximum carryover period of fifteen years.


 6. RETIREMENT PLAN
   The Company has a defined benefit non-contributory retirement plan in force covering eligible salaried and factory hourly employees.

   The Company's current policy is to contribute annually the amount that can be deducted for federal income tax purposes. The benefits are based upon years of service and employee's compensation during the best five years of employment. The total pension expense for the six months ended July 31, 1998 was $53,888.

   Data relative to the Plan as of January 31, 1998 were as follows
    (in thousands):

   Actuarial present value of benefit obligations:
     Vested benefit obligation                                    $  1,268
                                                                  =========

     Accumulated benefit obligation                               $  1,292
                                                                  =========

     Projected benefit obligation for service rendered
      to date                                                     $ (1,480)
     Plan assets at fair value                                       1,441
                                                                  ---------
     Plan assets in excess of projected benefit
      obligation                                                       (39)
     Remaining unrecognized portion of net assets at
      February 1, 1987                                                 (82)
     Unrecognized net loss from past experience
      different from that assumed                                      139
                                                                  ---------
     Prepaid pension cost included in other assets                $     18
                                                                  =========
                                     II-15                             -20-

   The net pension expense for the six months ended July 31, 1998 included the following (income) expense components:

   Service cost - benefits earned during the period                $     54
   Interest cost on projected benefit obligation                         -
   Actual return on plan assets                                          -
   Net amortization and deferrals                                        -
                                                                   ---------

   NET PENSION EXPENSE                                             $     54
                                                                   =========

   The discount rate used in determining the actuarial present value of the projected benefit obligation was 7.5% in 1998. The projected rate of increase in future compensation levels used was 5.5% in 1998. The expected rate of return on plan assets was 8% in 1998. The plan's assets consist primarily of deposits in the general funds of an insurance company.

7. EMPLOYEE SAVINGS PLAN

   The Company established, effective February 1, 1992, an Employee Savings Plan under Section 401(k) of the Internal Revenue Code. The Plan, which covers eligible salaried and factory hourly employees, provides that the Company match up to 50% of the first 6% of employee contributions. The Company's contribution was $19,107 for the six months ended July 31, 1998.

8. REVENUES

   Sugar and molasses sales are comprised of the following:

   Sugar                                                           $14,824,484
   Molasses                                                            398,360
                                                                   -----------
                                                                   $15,222,844
                                                                   ===========

   Sugar sales to individual major customers amounted to $5,492,915, $4,230,662, $2,937,239, and $2,154,686.

   Income from mineral leases and royalties is comprised of the following:

   Oil and gas royalties                                           $     4,388
   Mineral leases                                                       76,766
                                                                   -----------
                                                                   $    81,154
                                                                   ===========

   Oil and gas royalties consist entirely of landowners overrides which management considers incidental to the operations of the Company. Reserve information relating to this production has not been made available to the Company.





                                     II-16                              -21-

   Other income is comprised of the following:

   Rental property                                                  $  (6,910)
   Other                                                               57,733
                                                                    ----------
                                                                    $  50,823
                                                                    ==========

9. COMMITMENTS AND CONTINGENCIES

   The Company has certain lease obligations under which a total of approximately 98 acres of agricultural land are being leased and farmed by the Company.

   The Company had an employment agreement with an executive officer.

   The Company had guaranteed a $100,000 collateralized note and a $415,000 collaterilized note a grower and a harvesting company, respectively.

   The Company had guaranteed a $100,000 collateralized note and a $415,000 collateralized note for a grower and a harvesting company, respectively.

   The Company is also contingently liable or co-maker of a collateralized note in the amount of $1,150,000 for Patout Equipment Co., Inc., an affiliated corporation. As of July 31, 1998 the principal balance outstanding on the note was $250,000.

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

10. RELATED PARTIES

   During the six months ended July 31, 1998, the Company was involved in the following related party transactions:














                                     II-17                            -22-

   The Company entered into a technical service agreement with M. A.
   Patout & Son, Ltd., a majority stockholder of Sterling Sugars, Inc.
   This agreement provides for an option to acquire 50,000 shares of treasury stock owned by the Company on or before December 31, 1998, at a price of $3.25 per share. M. A. Patout & Son, Ltd. exercised its option on April 12, 1995 and acquired the 50,000 shares of treasury stock for $162,500. For the six months ended July 31, 1998, no management fee was due by the company.

   The Company reimbursed M. A. Patout & Son, Ltd. certain expenses paid by them on behalf of the Company. Reimbursements for the six months ended July 31, 1998 were $118,701.

   The Company reimbursed Raceland Sugars, Inc., a wholly-owned subsidiary of M. A. Patout & Son, Ltd. certain expenses paid by them on behalf of the company. Reimbursements for the six months ended July 31, 1998 were $92.

   The Company obligated itself a co-maker of a collateralized equipment note for Patout Equipment Co., Inc. in the original amount of $1,150,000.


11. FAIR VALUE OF FINANCIAL INSTRUMENTS

   Estimated fair value of the Company's financial instruments were as follows (in thousands):

                                                              Carrying Fair
                                                              value   value
                                                            ------- -------
    Cash and cash equivalents                               $  164  $   164
    Accounts receivable                                        376      376
    Notes receivable                                           497      369
    Short-term debt                                          1,404    1,404
    Accounts payable                                           886      886
    Due to growers                                             240      240
    Long-term debt (including current
      portion)                                               9,450    9,450

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







                                     II-18                             -23-

12. Comparative information for the six months ended July 31, 1997 (unaudited).

    BALANCE SHEET
    JULY 31, 1997

    ASSETS

    CURRENT ASSETS:                                              (Unaudited)

     Cash and temporary cash investments                        $   302,616
     Accounts receivable, principally sugar and
      molasses  sales, no allowance for doubtful
      accounts considered necessary                                 282,808
     Expenditures for future crops                                  424,500
     Operating supplies - at cost                                   842,029
     Deferred income taxes                                          503,000
     Prepaid expenses and other assets                              552,428
                                                                ------------
        TOTAL CURRENT ASSETS                                      2,907,381
                                                                ------------

    PROPERTY, PLANT AND EQUIPMENT, at cost:
     Land                                                         6,886,838
     Buildings                                                    3,293,695
     Machinery and equipment                                     34,345,009
                                                                ------------
                                                                 44,525,542
     Less accumulated depreciation                               23,254,460
                                                                ------------
                                                                 21,271,082
                                                                ------------
    INVESTMENTS AND OTHER ASSETS:
     Cash value of officers' life insurance                          31,763
     Expenditures for future crops                                1,389,338
     Notes receivable, net of allowance for
      doubtful accounts: $38,000.                                   700,883
     Deferred loan acquistion costs                                  57,281
                                                                ------------
      Total investments and other assets                          2,179,265
                                                                ------------
                                                                $26,357,728
                                                                ============














                                     II-19                             -24-

    LIABILITIES AND STOCKHOLDERS' EQUITY

    CURRENT LIABILITIES:

     Accounts payable                                             2,066,825
     Current portion of long-term debt
      and capital leases                                          1,105,000
                                                               --------------
           TOTAL CURRENT LIABILITIES                              3,171,825
                                                               --------------

    LONG-TERM DEBT AND CAPITAL LEASE, less portion
     due within one year included in current
     liabilities                                                   9,291,174
                                                               --------------
    DEFERRED INCOME TAXES                                            137,000
                                                               --------------
    STOCKHOLDERS' EQUITY:
     Common stock, par value $1 per share:
     Authorized and issued 2,500,000 shares                        2,500,000
     Additional paid-in capital                                       40,455
     Retained earnings                                            11,217,274
                                                               --------------
       Total stockholders equity                                  13,757,729
                                                               --------------
                                                                 $26,357,728
                                                               ==============



























                                     II-20                           -25-

    STATEMENT OF INCOME AND RETAINED EARNINGS
    SIX MONTHS ENDED JULY 31, 1997


    REVENUES:
     Sugar and molasses sales                                    $12,297,176
     Interest earned                                                   9,899
     Mineral leases and royalties                                     84,978
     Gain on disposition of property and equipment                   (24,798)
     Other                                                           107,495
                                                                  -----------
                                                                  12,474,750
                                                                  -----------
    COST AND EXPENSES:
     Cost of products sold                                        14,697,801
     General and administrative                                      383,641
     Interest and loan expenses                                      470,247
                                                                  -----------
                                                                  15,551,689
                                                                  -----------
    INCOME (LOSS) BEFORE INCOME TAXES                             (3,076,939)

    INCOME TAXES (BENEFITS)                                       (1,169,178)
                                                                  -----------
    NET INCOME (LOSS)                                             (1,907,761)

    RETAINED EARNINGS AT BEGINNING OF YEAR                        13,125,035
                                                                  -----------
    RETAINED EARNINGS AT END OF YEAR                             $11,217,274
                                                                 ============
    WEIGHTED AVERAGE EARNINGS (LOSS) PER COMMON SHARE:
      Net income (Loss)                                          $      (.76)
                                                                 ============

    CASH DIVIDENDS PAID                                          $         0
                                                                 ============


    STATEMENT OF CASH FLOWS
    SIX MONTHS ENDED JULY 31, 1997

    CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income (Loss)                                          $ (1,907,761)
     Adjustments to reconcile net income (loss)
      to net cash provided by (used
      in) operating activities:
      Amortization of loan costs                                       6,182
      Depreciation                                                 1,235,950
      Deferred income taxes                                       (1,264,500)
      Loss on dispositions of property and equipment                  24,798
      Changes in operating assets and liabilities:
       Decrease in accounts receivable                             1,607,590
       Decrease in sugar and molasses inventories                 10,825,919

                                     II-21                             -26-

       Decrease in accounts payable and
        accrued expenses and due to cane
        growers                                                   (3,759,144)
      Other items - net                                             (303,059)
                                                                  -----------
    NET CASH PROVIDED BY (USED IN)
     OPERATING ACTIVITIES                                          6,465,975
                                                                   -----------
    CASH FLOWS FROM INVESTING ACTIVITIES:
     Issuance of notes receivable                                    (16,354)
     Purchases of property, plant and equipment                   (3,686,220)
     Proceeds from dispositions of property and equipment            125,179
                                                                  -----------
     NET CASH (USED IN)
     INVESTING ACTIVITIES                                         (3,577,395)
                                                                  -----------
    CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from short-term notes
      payable and long-term debt                                   5,059,343
     Payments on short-term notes
      payable and long-term debt                                  (7,755,639)
                                                                  -----------
    NET CASH PROVIDED BY (USED IN)
     FINANCING ACTIVITIES                                         (2,696,296)
                                                                  -----------
    INCREASE (DECREASE) IN CASH AND
     TEMPORARY CASH INVESTMENTS                                      192,284

    CASH AND TEMPORARY CASH INVESTMENTS
     AT BEGINNING OF YEAR                                            110,332
                                                                  -----------
    CASH AND TEMPORARY CASH INVESTMENTS
     AT END OF YEAR                                             $    302,616
                                                                =============

   SUPPLEMENTAL INFORMATION REGARDING
    CASH FLOWS:
   INTEREST PAID                                                $    509,581
                                                                =============

   INCOME TAXES PAID                                            $       -
                                                                =============




  ITEM 9 -DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None





                                     II-22                           -27-

				   PART III

  ITEM 10-DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information about each director of the company follows:

          Name                Principal occupation last five years
  -----------------------------------------------------------------------
  Bernard E. Boudreaux, Jr.   Chairman of the Board and general counsel of
    Director since 1996       the Company.  District Attorney sixteenth
    Age 60                    Judicial District of Lousisana.

  Dr. James Patout Burns, Jr. Secretary of the Company and is Thomas and
    Director since 1994       White Professor of Christian Thought and Chair
    Age 58                    of the Program in Religious Studies at
                              Washington University, St. Louis, Missouri.

  Craig P. Caillier           President and Chief Executive Officer of the
    Director since 1996       Company since 1996.  Senior Vice President and
    Age 36                    General Manager of the Company from 1994 to
                              1996.  Previously, he was Assistant General
                              Manager and Secretary/Treasurer of M. A. Patout and Son, Ltd., Jeanertte, Lousisana.

  Peter V. Guarisco           Chairman of the Board and President of Hellenic,
    Director since 1986       Inc., a privately owned company having diverse
    Age 70                    business interests, Morgan City, Louisiana.

  Victor Guarisco, II (1)     President of Cottonwood, Inc., a privately owned
    Director since 1992       real estate management and development company,
    Age 34                    Morgan City, Louisiana.

  Rivers Patout (2)           Rivers Patout is Vice President of Property
    Director since 1994       Development of the Company and Assistant General
    Age 32                    Manager of M. A. Patout & Son, Ltd., Jeanerette,
                              Louisiana.

  Willian S. Patout, III      William S. Patout, III is President and Chief
    Director since 1997       Executive Officer of M. A. Patout & Son, Ltd.,
    Age 65                    Jeanerette, Louisiana.



  (1) Peter V. Guarisco is the father of Victor Guarisco, II.

  (2) William S. Patout, III is the father of Rivers Patout.

   Directors receive an annual retainer of $5,000 and an attendance fee of $500 per meeting plus reimbursement for travel and related expenses incurred in attending board and committee meetings.







                                    III-1                               -28-

   Information concerning the Company's executive officers is set forth below:

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

 The executive officers were elected by the Board of Directors on May 21, 1998 to serve a term which expires in November, 1999 or when their successors have been chosen.

ITEM 11-EXECUTIVE COMPENSATION

The following table shows, for the six months ended July 31, 1998, the fiscal year ended January 31, 1998, the fiscal year ended January 31, 1997 and the fiscal year ended January 31, 1996 the cash compensation as well as certain other compensation, paid to the Chief Executive Officer.

                             ANNUAL COMPENSATION TABLE
  Name and Principal                                          Other Annual
     Position            Year        Salary       Bonus       Compensaton(1)
  ---------------------------------------------------------------------------
  Craig P. Caillier      1998*     $ 41,333     $ 29,546       $  1,626
  President & CEO        1998        79,583       63,474          4,292
                         1997        73,833       63,219          4,112
                         1996        71,500       20,000          2,686
  ---------------------------------------------------------------------------
  * For the six months ended July 31, 1998.
  (1) Company contributions to 401(K) savings plan.

Compensation Policies of the Board of Directors:

     The Board of Directors does not have a compensation committee and executive compensation determinations are made by the entire Board. Mr. Caillier's compensation is based on his performance and the overall profit-ability of the Company, as well as the Board's forecasted future performance as determined in the best judgement of the Board. Mr. Caillier's compensation is not directly tied to one specific factor such as an increase in the price of the Company's stock, return on equity or net profit and there is no specific formulas used in the calculation of compensation.



                                    III-2                              -29-

     As amended in 1986, the Company's Retirement Plan provides benefits at retirement to full-time salaried and hourly factory employees and to full-time agricultural employees (other than those hired at age 60 or older) who are at least 21 years of age and have at least one year of service. Contributions to the plan, which are funded entirely by the Company, are computed on an actuarial basis. The plan classifies employees as agricultural and factory employees. Benefits for factory employees (a classification that includes the Company's executive officers) are determined by multiplying the employee's years of service by the sum of (i) .60 percent times Final Average Earnings up to Covered Compensation and (ii) 1.20 percent times Final Average Earnings in excess of Covered Compensation. The term "Covered Compensation" means the average annual earnings used to calculate a participant's social security benefit. This average covers his entire employment history (including employment prior to employment at Sterling Sugars, if any) and assumes continued employment to age 65. It also assumes that, during each year of employment, the participant always earned the maximum amount subject to social security withholding (the Taxable Wage Base). Each year, the plan's actuaries provide a table that determines the Covered Compensation level for participants reaching age 65 in each of the succeeding years. The Covered Compensation level increases over time (generally every year) as the Taxable Wage Base itself increases. As a result, Covered Compensation is relatively low for participants nearing average retirement age of 65 and increases for younger participants. The actual final determination of a participant's Covered Compensation amount is therefore made at the time of termination of employment or retirement.

     Mr. Caillier, who is 36 years old, has approximately four years of credited service. Set out below is a table that shows the estimated annual pension benefits for employees retiring at age 65 with varying years of credited service and final earnings.

                              PENSION TABLE
                          -----------Years of Service------------
          Final Earnings     10        15        20        25
         --------------------------------------------------------
          $ 50,000        $ 4,632    $ 6,948   $ 9,264   $ 11,580
            75,000          7,632     11,448    15,264     19,080
           100,000         11,632     15,948    21,264     26,580

     Effective February 1, 1992, the Company established the Sterling Sugars, Inc. Employee Savings Plan and Trust for the benefit of all eligible full-time salaried and hourly employees and full-time salaried agricultural employees who are at least 21 years old and have completed at least one year of service with the Company. The plan is referred to as a 401(K) retirement plan, a form of a defined contribution plan. Through elective deferrals, employees may contribute from one to six percent of their annual gross compensation into the plan. The Company is obligated to match contributions to the extent of fifty percent of the first six percent of an employees elective deferrals. Any additional Company contributions are discretionary. The Plan was amended effective February 1, 1994 to change eligibility requirements and investment election dates and to credit service for a related employer. Newly hired employees are now eligible to participate on the first day of the calendar month following completion of age and service require-ments. Investment changes will be made effective April 1 instead of February 1 and October 1 instead of August 1 of each year. Credited service was also amended to include service with M. A. Patout & Son, Ltd., a related employer.

                                     III-3                             -30-

ITEM 12-SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Name and address of                    Shares                Percent
Beneficial Owner                Beneficially Owned(1)        of Class
-----------------------------------------------------------------------------
M. A. Patout & Son, Ltd.            1,537,268                   61.49%
3512 J. Patout Burns Rd.
Jeanerette, La.  70544

Peter V. Guarisco                     511,531(2)                20.46%
P. O. Box 2588
Morgan City, La. 70380

Capital Management Consultants, Inc.  204,431(2)                 8.18%
P. O. Box 2588
Morgan City, La. 70380

Hellenic, Inc.                        143,100(2)                 5.72%
P. O. Box 2588
Morgan City, La. 70380


--------------------------------------------------------------------------
(1) Based on information furnished by beneficial owners. Includes direct and indirect ownership and, unless otherwise indicated, also includes sole voting and investment power with respect to reported holdings.

(2) Includes 143,100 shares owned by Hellenic, Inc. and 204,431 shares owned of record by Capital Management Consultants, Inc. Mr. Guarisco shares voting and investment powers with respect to such shares. Mr. Guarisco disclaims beneficial ownership of these shares.

ITEM 13-CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Transactions

     On November 15, 1994, the Company entered into a technical service contract with M. A. Patout & Son, Ltd. ("Patout"). The contract provides that Patout will provide technical and engineering services to the Company in return for a fee equal to ten percent of the Company's net income before income taxes from the manufacture, production and sale of raw sugar and molasses each year, provided that net income from the foregoing exceeds $500,000. The agreement expires on January 31, 1999. The agreement also provides Patout an option to acquire 50,000 shares of treasury stock owned by the Company on or before December 31, 1998, at a price of $3.25 per share. Patout exercised its option on April 12, 1995 and acquired 50,000 shares of treasury stock for $162,500. The technical service fee for the year ended January 31, 1998 was $39,111. No technical service fee was due for the six months ended July 31, 1998.







                                    III-4                               -31-

    The Company also entered into a cane swap agreement with Patout whereby some shippers of sugarcane to Patout deliver their cane to Sterling Sugars, Inc. ("Sterling") because of their proximity to Sterling's factory. The agreement was reciprocal for some shippers normally having their cane processed by Sterling. The net effect of this cane swap agreement was that Sterling ground an additional 33,275 tons of cane for fiscal 1996. The reimbursement due Patout at January 31, 1996 for payments made by Patout to shippers under this agreement was $62,196. For fiscal 1997, the Company processed an additional 29,662 tons of cane. The reimbursement due Patout at January 31, 1997 for payments made by Patout to shippers under this agreement was $172,409. The Company did not enter into a cane swap agreement for the year ended January 31, 1998 nor for the six months ended July 31, 1998.

     Mr. Bernard E. Boudreaux, Jr., Chairman of the Board of the Company, served in fiscal 1998 and the six months ended July 31, 1998 and will serve in fiscal 1999, as general counsel for the Company on a retainer basis.

Other Information

     Persons who are directors or executive officers of the Company, and persons who beneficially own more than 10% of the Company's common stock, are required to file with the Securities and Exchange Commission periodic reports of changes in their ownership of the Company's stock. Based solely on a review of the forms furnished to the Company pursuant to the rules of the Securities and Exchange Commission, such persons complied with the filing requirements during the last three fiscal years and the six months ended
July 31, 1998 except M. A. Patout & Son, Ltd. was late in filing one report covering two transactions and Mr. Boudreaux was late in filing Form 3.

    The Company has no standing nominating or compensation committees or committees performing similar functions. The Company's Audit and Ethics Committee is empowered to engage and evaluate the performance of the Company's public accountants and review year-end and other financial statements when appropriate. The Committee, which consists of Messrs. Boudreaux, R. Patout and V. Guarisco, met once during the six months ended July 31, 1998.

    One meeting of the Board of Directors was held during the six months ended July 31, 1998. All directors attended the meeting.


				   ACCOUNTANTS

      It is anticipated that LeGlue & Company, will be asked to serve as the Company's independent public accountants for the fiscal year ending July 31, 1999.










                                    III-5                              -32-

                                    FORM 10-K

				     PART IV

ITEM 14-EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8K

 (a) 1. Financial Statements

	The following financial statements of Sterling Sugars, Inc. are included in Part II, Item 8:

         Independent Auditors Report (Six months ended July 31, 1998)

         Balance Sheet as of July 31, 1998.

         Statement of Income and Retained Earnings for the six months ended
          July 31, 1998.

         Statements of Cash Flows for the six months ended July 31, 1998.


	 Notes to Financial Statements
           Note 12 to the financial statements contains unaudited financial statements for the six months ended July 31, 1997 for comparative purposes.

 (a) 2. Financial Statement Schedules

	  Not Applicable

 All schedules are omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.























                                      IV-1                              -33-

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
	       (gg) Agricultural lease-Theodore Broussard           (o)
	       (hh) Agricultural lease-Kevin Breaux                 (o)
	       (ii) Agricultural lease-Sun Operating Limited P.     (o)









                                      IV-2                             -34-

				    FORM 10-K

				     PART IV
				   (Continued)

	       (jj) Agricultural lease - Mildred Buckner              (o)
	       (kk) Sublease - C. J. Hebert                           (o)
	       (ll) Sublease - Merrill Smith                          (o)
	       (nn) Lease Purchase Agreement-Michael Champagne        (o)
	       (oo) Hunting lease - Richard McGoff                    (o)
	       (ss) Agricultural agreement-Advanced Agriculture, Inc. (p)
	       (tt) Amendment to agriculture agreement-Advanced Ag.   (p)
               (uu) Agricultural lease renewal-Daniel Gonsoulin       (q)
               (vv) Agricultural lease renewal-Baker Plantation, Inc. (q)
               (ww) Agricultural lease renewal-Bolton Cane Company    (r)
               (xx) Agricultural lease-Northside Planting             (r)
               (yy) Agricultural lease-S & S Farms                    (r)
               (zz) Agricultural lease-Breaux Bros. Farms, Inc.       (r)
              (aaa) Lease Agreement-Myette Point Boat Landing         (r)
              (bbb) Lease Agreement-Myette Point Dock                 (r)
    (11)    Computation of earnings per share                         (60)

 (b) Reports on Form 8-K

      Incorporated by refernce from registrant's Form 8-K filed on August 28, 1998.

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

  (b) Incorporated by reference from registrant's Form 10-K for the fiscal year ended January 31, 1981.*

  (c) Incorporated by reference from registrant's Form 10-K for the fiscal year ended January 31, 1982.*

  (e) Incorporated by reference from registrant's Form 10-K for the fiscal year ended January 31, 1984.*

  (f) Incorporated by reference from registrant's Form 10-K for the fiscal year ended January 31, 1986.*

  (g) Incorporated by reference from registrant's Form 10-K for the fiscal year ended January 31, 1987.*

  (i) Incorporated by reference from registrant's Form 10-K for the fiscal year ended January 31, 1989.*

  (j) Incorporated by reference from registrant's Form 10-K for the fiscal year ended January 31, 1990.*







                                       IV-3                               -35-

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

  (m) Incorporated by reference from registrant's Form 10-K for the fiscal year ended January 31, 1993.*

  (n) Incorporated by reference from registrant's Form 10-K for the fiscal year ended January 31, 1994.*

  (o) Incorporated by reference from registrant's Form 10-K for the fiscal year ended January 31, 1995*

  (p) Incorporated by reference from registrant's Form 10-K for the fiscal year ended January 31, 1996*

  (q) Incorporated by reference from registrant's Form 10-K for the fiscal year ended January 31, 1997*

  (r) Incorporated by reference from registrant's Form 10-K for the fiscal year ended January 31, 1998*

  * Commission File Number 0-1287































                                     IV-4                               -36-

				  Signatures

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

						STERLING SUGARS, INC.

    Date October 19, 1998                         BY /s/ Craig P. Caillier
    ---------------------                        ------------------------
						   Craig P. Caillier
						   President & CEO

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, which includes the Chief Executive Officer, the Chief Financial and Accounting Officer and a majority of the Board of Directors, on behalf of the Registrant and in the capacities and on the dates indicated:

  /s/ Craig P. Caillier         President & CEO and         October 19, 1998
  ---------------------         Director
       Craig P. Callier

  /s/ Stanley H. Pipes          Vice President & Treasurer
  ----------------------        (Principal Financial and
       Stanley H. Pipes         Accounting Officer)         October 19, 1998


  /s/ William S. Patout III     Director                    October 19, 1998
  ------------------------
       William S. Patout III


  /s/ Peter V. Guarisco         Director                    October 19, 1998
  ------------------------
       Peter V. Guarisco

  /s/ J. Patout Burns, Jr.      Director                    October 19, 1998
  ----------------------
       J. Patout Burns, Jr.

  /s/ Rivers Patout             Director                    October 19, 1998
  ----------------------
       Rivers Patout


  /s/ Victor Guarisco, II       Director                    October 19, 1998
  -----------------------
       Victor Guarisco, II








                                       IV-5                            -37-

				 INDEX TO EXHIBITS

       (10) Material Contracts

            Agricultural lease - Ellender Farms, Inc.                (39)
            Agricultural lease - Gravois Farms, Inc.                 (45)

       (11) Computation of Earnings per Common Share                 (51)

















































                                     IV-6                              -38-