Form 10-Q
period 1998-10-31
STERLING SUGARS INC
filed 1998-12-14
CIK 94185

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                                   FORM 10-Q

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended October 31, 1998

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

        YES X  NO

        There were 2,500,000 common shares outstanding at November 30, 1998.


                                                  Total number of pages    12

                                                                           -1-







<Page 2>
                            STERLING SUGARS, INC.

                                 I N D E X

                                                                  PAGE
                                                                 NUMBER
        PART I:  FINANCIAL INFORMATION:

         ITEM 1. FINANCIAL STATEMENTS

                 Condensed balance sheets October 31, 1998
                 (unaudited) and July 31, 1998                     I-1

                 Statements of earnings and retained earnings
                 Three months ended October 31, 1998
                 (unaudited) and 1997 (Restated)                   I-2

                 Statements of cash flows
                 Three months ended October 31, 1998
                 (unaudited) and 1997 (Restated)                   I-3

                 Notes to condensed financial statements
                 Three months ended October 31, 1998 and 1997      I-5



         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS     I-6

        PART II. OTHER INFORMATION:

         ITEM 5. OTHER INFORMATION                                II-1

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8K                  II-1























                                                                          -2-







<Page 3>
                            STERLING SUGARS, INC.
                          CONDENSED BALANCE SHEETS

                                                  October 31,    July 31,
                                                     1998          1998
                                                   UNAUDITED       NOTE
     ASSETS:                                    ---------------------------
      CURRENT ASSETS:
         Cash and short-term investments        $    173,887 $     164,152
         Accounts receivable                       5,785,466       376,308
         Inventories                               4,304,963       655,001
         Expenditures for future crops                  -          330,760
         Deferred income taxes                       543,000       543,000
         Other current assets                        189,898       720,664
                                                ------------- -------------
            TOTAL CURRENT ASSETS                $ 10,997,214  $  2,789,885
                                                ------------- -------------
       Property, plant and equipment - net      $ 24,192,800  $ 24,312,667
                                                ------------- -------------
       Expenditures for future crops            $  1,263,373  $  1,208,174
                                                ------------- -------------
       Notes receivable - net of allowance      $    481,246  $    497,460
                                                ------------- -------------
       Other assets                             $     87,583  $     34,002
                                                ------------- -------------
                                                $ 37,022,216  $ 28,842,188
                                                ============= =============
     LIABILITIES AND STOCKHOLDERS' EQUITY:
      CURRENT LIABILITIES:
        Accounts payable and accrued expenses   $  1,544,610  $  2,066,843
        Due cane growers                           2,355,248         -
        Short-term debt                            7,606,547     1,135,000
                                                 ------------ -------------
            TOTAL CURRENT LIABILITIES           $ 11,506,405  $  3,201,843
                                                ------------- -------------
       Long-term debt                           $  8,753,835  $  8,777,263
                                                ------------- -------------
       Deferred income taxes                    $  1,183,900  $  1,183,900
                                                ------------- -------------

     STOCKHOLDERS' EQUITY:
        Common stock                            $  2,500,000  $  2,500,000
        Additional paid in capital (Note C)           40,455        40,455
        Retained earnings                         13,037,621    13,138,727
                                                 ------------- -------------
                                                 $ 15,578,076 $ 15,679,182
                                                 ------------- -------------
                                                 $ 37,022,216 $ 28,842,188
                                                 ============= ===========

       NOTE: The balance sheet at July 31, 1998 has been taken from the audited financial statements at that date, and condensed.

                   See notes to condensed financial statements



                                      I-1                                -3-







<Page 4>
                            STERLING SUGARS, INC.
                 STATEMENT OF EARNINGS AND RETAINED EARNINGS
                                 (UNAUDITED)

                                              THREE MONTHS ENDED OCTOBER 31
                                              -----------------------------
                                                      1998         1997
                                                     ------       ------
                                                  (Unaudited)   (Restated)
                                                                 (Note B)
        REVENUES:

         Sugar and molasses sales                $ 7,461,246   $ 9,935,474
         Interest earned                               1,929           994
         Mineral leases and royalties                 21,314        46,724
         Loss on sale of depreciable assets             -           (1,123)
         Other                                       433,277       509,802
                                                 ------------  ------------
                                                 $ 7,917,766   $10,491,871
                                                 ------------  ------------

        COSTS AND EXPENSES:

         Cost of products sold                   $ 7,655,049   $ 9,595,917
         General and administrative                  165,393       184,890
         Interest expense                            260,398       290,630
                                                 ------------  ------------
                                                 $ 8,080,840   $10,071,437
                                                 ------------  ------------

        NET EARNINGS (LOSS) BEFORE INCOME TAXES  $  (163,074)  $   420,434
        INCOME TAX EXPENSE (CREDIT)                 ( 61,968)      159,765
                                                 ------------  ------------
        NET EARNINGS (LOSS)                      $  (101,106)  $   260,669

        RETAINED EARNINGS AT BEGINNING OF PERIOD  13,138,727    11,217,274
                                                 ------------  ------------
        RETAINED EARNINGS AT END OF PERIOD       $13,037,621   $11,477,943
                                                 ============  ============

        NET EARNINGS (LOSS) PER SHARE            $      (.04)  $       .10
                                                 ============  ============













                    See notes to condensed financial statements

                                      I-2                                 -4-







<Page 5>
                            STERLING SUGARS, INC.
                           STATEMENT OF CASH FLOWS

                                                THREE MONTHS ENDED OCTOBER 31
                                                -----------------------------
                                                         1998         1997
                                                        ------       ------
                                                      (Unaudited) (Restated)
                                                                   (Note B)
   OPERATING ACTIVITIES:
    Net earnings (Loss)                             $(  101,106) $   260,669
    Adjustments to reconcile net earnings to
    net cash provided by (used in) operating activities:
     Depreciation                                       523,570      875,497
     Loss on sale of depreciable assets                    -           1,123
    Changes in operating assets and liabilities:
     Increase in accounts receivable                 (5,409,158)  (2,838,516)
     Decrease in notes receivable                        16,214       18,442
     Increase in inventories                         (3,649,962)  (6,481,837)
     Increase (decrease) in other current assets        806,327   (   53,946)
     Decrease in expenditures for future crops             -       1,200,287
     Increase in accounts payable
      and accrued expenses                            1,833,015    3,440,662
     Other items - net                                  (53,581)       -
                                                    ------------ ------------
    Net cash provided by operating activities       $(6,034,681)  $(3,577,619)
                                                    ------------ ------------
    INVESTING ACTIVITIES:
     Purchase of property, plant and equipment      $(  403,703) $(1,966,043)
     Proceeds from sale of depreciable assets              -             299
                                                    -----------  ------------
     Net cash used in investing activities          $(  403,703) $(1,965,744)
                                                    ------------ ------------
    FINANCING ACTIVITIES:
     Proceeds from short-term debt                  $ 8,217,047  $ 5,326,000
     Payments on short-term debt                     (1,745,500)  (  431,000)
     Proceeds from long-term debt                          -         274,974
     Payments on long-term debt                      (   23,428)  (   48,558)
                                                    ------------ ------------
     Net cash provided by (used in) financing
       activities                                   $ 6,448,119  $ 5,121,416)
                                                    ------------ ------------

    Increase (decrease) in cash and temporary
     investments                                    $     9,735  $(  421,947)
    Cash and temporary investments at the
     beginning of the period                            164,152      302,616
                                                    ------------ ------------
    Cash and temporary investments at the
     end of the period                              $   173,887  $(  119,331)
                                                    ============ ============
    Continued


                   See notes to condensed financial statements



                                       I-3                                 -5-






<Page 6>
                            STERLING SUGARS, INC.
                           STATEMENT OF CASH FLOWS
                                (CONTINUED)

                                            THREE MONTHS ENDED OCTOBER 31
                                            ------------------------------
                                                      1998        1997
                                                    --------    ---------
                                                   (Unaudited)  (Restated)
                                                                 (Note B)

      Supplemental information:

         Interest paid                              $  174,759  $  215,759
                                                    =========== ===========
         Income taxes paid                          $     -     $     -
                                                    =========== ===========








































                                      I-4                               -6-







<Page 7>

                            STERLING SUGARS, INC.
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                 THREE MONTHS ENDED OCTOBER 31, 1998 AND 1997
                                 (UNAUDITED)


        A. CONDENSED FINANCIAL STATEMENTS:

             The condensed balance sheets as of October 31, 1998, the statements of earnings and retained earnings for the three months ending October 31, 1998 and 1997, and the condensed statements of cash flows for the three month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at October 31, 1998 and for all periods presented have been made.

             Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the July, 1998 annual report to stockholders. The results of operations for the period ending October 31, 1998 are not necessarily indicative of the operating results expected for the full year.

        B. CHANGE OF FISCAL YEAR

           The Company changed its fiscal year from January 31 to July 31 of each year and was audited for the six month period ending July 31, 1998. In conjunction with the audit, a Form 10K was filed with the Securities and Exchange Commission on October 30, 1998.

           In past years the Company deferred sales and costs related to the coming grinding season for the first three quarters of the fiscal year in order to properly match revenues and expenses. With the change in the fiscal year, these deferrals are no longer necessary.

           To provide comparable financial statements for the periods ending October 31, 1998 and 1997, the Statement of earnings and retained earnings and the Statement of cash flows for the previous year have been restated.










                                      I-5                                -7-













<Page 10>
                            STERLING SUGARS, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Results of Operations:

      General Information:

          The Company began its harvesting and grinding season on October 1, 1998 and had ground 288,028 tons of sugarcane by October 31, 1998. This tonnage yielded 24,684 tons of raw sugar or 171.4 pounds of raw sugar per ton of sugarcane. Last season, the Company had ground 282,864 tons of sugarcane which produced 28,806 tons of raw sugar or
     203.7 pounds of raw sugar per ton of sugarcane. Unseasonable warm weather is a contributing factor to the reduction of sugar yield this season. With higher than average temperatures, the cane continues to grow using sugar in the process. The lower sugar yields may be offset somewhat by higher yields of sugarcane per acre.

          The Company ground a total of 899,988 tons of sugarcane last year. This year's projected tonnage for grinding is estimated at between 1,000,000 and 1,050,000 tons or an increase of 100,000 to 150,000 tons over last year. The increased volume should partially offset the lower sugar yield in terms of profit and loss.

          Although a loss of $101,106 is shown for the three months ended October 31, 1998, the Company does not anticipate a loss for the year ended July 31, 1999 and accordingly a loss provision has not been recorded.

          The raw sugar price has remained steady being approximately the same as the previous year. The molasses price is down from $57.50 per ton last year to $37.50 per ton this year due to the lack of demand principally in the Far East. However, molasses is only about 3 percent of the Company's sales.

     Sugar and Molasses Sales:

          Sugar and molasses sales for the three months ended October 31, 1998 and 1997 were as follows:
                                                1998         1997
                                               ------       ------
              Raw sugar sales              $ 7,366,904   $ 9,673,470
              Molasses sales                    94,342       131,002
                                           ------------ -------------
                                           $ 7,461,246   $ 9,804,472
                                           ============ =============


          As of October 31, 1998, the Company had shipped 16,700 tons of raw sugar compared to 22,121 tons shipped as of October 31, 1997 which resulted in lower sales for the current period.

          Molasses production was up slightly at 6.00 gallons per ton of sugarcane ground compared to 5.86 gallons per ton last year.


                                       I-6                                -8-







<Page 9>

     Interest Earned:

         Interest earned was $1,929 for the three months ending October 31, 1998 compared to $994 for the same period last year.

     Mineral Leases and Royalties:

          Mineral leases and royalties were $21,314 for the three months ended October 31, 1998 compared to $46,724 for the three months ended
     October 31, 1997.   There were no new oil and gas leases granted for
     the three month period ended October 31, 1998. The Company currently has five leases outstanding. The proceeds from these leases are amortized over the life of the lease. Lease income was $18,974 and royalties were $2,340 for the three month period ended October 31, 1998.

     Loss on the Sale of Depreciable Assets:

          The Company recognized a loss on the sale of obsolete machinery and equipment for the three month period ending October 31, 1997 of $1,123. No gain or loss was recognized for the three months ended October 31, 1998.

     Other Revenues:

          Other revenues consist mainly of miscellaneous income and cane land rentals. Cane land rentals for the three months ended October 31, 1998 were $354,870 compared to $440,371 for the same period in the prior year. The reduced rental income is a direct result of the lower yields of sugar per ton of sugarcane on those Company owned lands leased to farmers.

     Cost of Products Sold:

          Cost of products sold decreased to $7,655,049 for the three month period ending October 31, 1998 from $9,595,917 for the three months ended October 31, 1997. Costs relating to sales are charged to cost of products sold. Accordingly, costs have decreased relative to the lower sales for the current period.

     General and Administrative Expenses:

          General and administrative expenses were $165,393 for the current period and $184,890 for the same period last year. The reduction in expense is primarily due to the accrual of pension plan expense for the period ended October 31, 1997. Pension plan expense for this year was accrued and expensed for the six month period ended July 31, 1998.










                                       I-7                               -9-







<Page 10>

     Interest Expense:

          Interest expense decreased to $260,398 for the three months ended October 31, 1998 from $290,630 for the three months ended October 31, 1997. Short-term debt outstanding was $7,606,547 on October 31, 1998 and $6,000,000 on October 31, 1997. The reduction in interest costs is a result of lower short-term interest rates (7.00% on October 31, 1998 and 8.50% on October 31, 1997) and a reduction in long-term debt.

     Income Taxes:

          The income tax expense (credit) for the three month periods ending October 31, 1998 and 1997 were recorded at the statutory rate of 38 percent which reflects the 34 percent federal corporate rate plus 4 percent state income taxes.

     Liquidity and Capital Resources:

          At October 31, 1998, the Company had negative working capital of $509,191 compared to negative working capital of $411,958 at October 31, 1997. Working capital ratios were .96:1 and .87:1 respectively. The negative working capital results from the change in fiscal year and management expects working capital to be positive for the two remaining quarters and the year ended July 31, 1999.

          Typically, the Company begins short-term borrowing during the idle season to finance company operations and capital additions. At July 31, 1998, short-term debt outstanding was $1,135,000 and at September 30,
     1998 short-term debt had increased to $2,800,000.   On October 31, 1998,
     short-term debt had increased to $7,606,547 and at November 30, 1998 this amount had decreased to $5,676,948. The short-term interest rate had also declined from 7.00% on October 31, 1998 to 6.75% on November 30, 1998. The Company has a $9,000,000 line of credit with a bank.























                                     I-8                                -10-







<Page 11>



         PART II - OTHER INFORMATION

         ITEM 5  - OTHER INFORMATION

         ITEM 6  - EXHIBITS AND REPORTS ON FORM 8K
                   (a) Exhibits - None
                   (b) Reports on Form 8K
                       On August 25, 1998, the Company filed Form 8K notifying the Securities and Exchange Commission that the Company had changed its fiscal year from January 31 to July 31. The Form 8K is incorporated herein by reference.










































                                    II-1                                -11-







<Page 12>

                                  SIGNATURES



        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             STERLING SUGARS, INC.
                                             ---------------------
                                                 (REGISTRANT)


     DATE   December 14, 1998                By /s/ Craig P. Caillier
         ---------------------------         ------------------------
                                              CRAIG P. CAILLIER
                                              PRESIDENT AND CEO




    DATE    December 14, 1998                By /s/ Stanley H. Pipes
        ----------------------------         -------------------------
                                              STANLEY H. PIPES
                                              VICE PRESIDENT AND TREASURER




























                                     II-2                                -12-