Form 10-Q
period 1999-01-31
STERLING SUGARS INC
filed 1999-03-15
CIK 94185

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                                   FORM 10-Q

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended January 31, 1999

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

        There were 2,500,000 common shares outstanding at March 2, 1999.


                                                  Total number of pages    14

                            STERLING SUGARS, INC.

                                 I N D E X

                                                                  PAGE
                                                                 NUMBER
        PART I:  FINANCIAL INFORMATION:

         ITEM 1. FINANCIAL STATEMENTS

                 Condensed balance sheets January 31, 1999
                 (unaudited) and July 31, 1998                     I-1

                 Statements of earnings and retained earnings
                 Six months ended January 31, 1999 (unaudited)
                 and 1998 (unaudited) (restated)                   I-2

                 Statements of earnings and retained earnings
                 Three months ended January 31, 1999 (unaudited)
                 and 1998 (unaudited) (restated)                   I-3

                 Statements of cash flows
                 Six months ended January 31, 1999 (unaudited)
                 and 1998 (unaudited) (restated)                   I-4

                 Notes to condensed financial statements
                 Three and six months ended January 31, 1999
                 and 1998                                          I-6

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS     I-8

        PART II. OTHER INFORMATION:

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8K                  II-1

                            STERLING SUGARS, INC.
                          CONDENSED BALANCE SHEETS

                                                  January 31,    July 31,
                                                     1999          1998
                                                   UNAUDITED       NOTE
     ASSETS:                                    ---------------------------
      CURRENT ASSETS:
         Cash and short-term investments        $      4,264  $    164,152
         Accounts receivable                      10,091,258       376,308
         Inventories                              12,018,446       655,001
         Expenditures for future crops                94,291       330,760
         Deferred income taxes                       543,000       543,000
         Other current assets                        341,624       720,664
                                                ------------- -------------
            TOTAL CURRENT ASSETS                $ 23,092,883  $  2,789,885
                                                ------------- -------------
       Property, plant and equipment - net      $ 23,670,014  $ 24,312,667
                                                ------------- -------------
       Expenditures for future crops            $  1,208,174  $  1,208,174
                                                ------------- -------------
       Notes receivable - net of allowance      $    453,228  $    497,460
                                                ------------- -------------
       Other assets                             $     38,734  $     34,002
                                                ------------- -------------
                                                $ 48,463,033  $ 28,842,188
                                                ============= =============
     LIABILITIES AND STOCKHOLDERS' EQUITY:
      CURRENT LIABILITIES:
        Notes Payable                           $10,030,000   $  1,135,000
        Accounts payable and accrued expenses     2,839,088        885,857
        Due cane growers                          7,282,006        239,835
        Current portion long-term debt              939,122        941,151
                                                ------------- -------------
            TOTAL CURRENT LIABILITIES           $21,090,216   $  3,201,843
                                                ------------- -------------
       Long-term debt                           $ 8,354,718   $  8,777,263
                                                ------------- -------------
       Deferred income taxes                    $ 1,183,900   $  1,183,900
                                                ------------- -------------

     STOCKHOLDERS' EQUITY:
        Common stock                            $  2,500,000  $  2,500,000
        Additional paid in capital                    38,245        40,455
        Retained earnings                         15,295,954    13,138,727
                                                ------------- -------------
                                                $ 17,834,199  $ 15,679,182
                                                ------------- -------------


                                                $ 48,463,033  $ 28,842,188
                                                ============= =============

       NOTE: The balance sheet at July 31, 1998 has been taken from the audited financial statements at that date, and condensed.

                   See notes to condensed financial statements

                                      I-1                               -3-

                            STERLING SUGARS, INC.
                 STATEMENT OF EARNINGS AND RETAINED EARNINGS
                                 (UNAUDITED)

                                                SIX MONTHS ENDED JANUARY 31
                                                ---------------------------
                                                      1999         1998
                                                      ----       (Restated)
                                                                   NOTE B
                                                                 ----------
        REVENUES:

         Sugar and molasses sales                $29,149,561   $27,449,266
         Interest earned                               1,980        15,255
         Mineral leases and royalties                 41,592        82,717
         Loss on sale of depreciable assets             -         (139,902)
         Other                                     1,318,263       834,964
                                                 ------------  ------------
                                                 $30,511,396   $28,242,300
                                                 ------------  ------------

        COSTS AND EXPENSES:

         Cost of products sold                   $26,021,795   $22,154,980
         General and administrative                  399,518       476,108
         Interest expense                            610,686       672,001
                                                 ------------  ------------
                                                 $27,031,999   $23,303,089
                                                 ------------  ------------

        NET EARNINGS BEFORE INCOME TAXES         $ 3,479,397   $ 4,939,211
        INCOME TAXES                               1,322,170     1,876,900
                                                 ------------  ------------
        NET EARNINGS                             $ 2,157,227   $ 3,062,311

        RETAINED EARNINGS AT BEGINNING OF PERIOD  13,138,727    11,217,274
                                                 ------------  ------------
        RETAINED EARNINGS AT END OF PERIOD       $15,295,954   $14,279,585
                                                 ============  ============

        NET EARNINGS PER SHARE                   $       .86   $      1.22
                                                 ============  ============










                    See notes to condensed financial statements





                                      I-2                                 -4-

                            STERLING SUGARS, INC.
                 STATEMENT OF EARNINGS AND RETAINED EARNINGS
                                 (UNAUDITED)

                                              THREE MONTHS ENDED JANUARY 31
                                              -----------------------------
                                                      1999         1998
                                                      ----       (Restated)
                                                                   NOTE B
                                                                 ----------
        REVENUES:

         Sugar and molasses sales                $22,027,084   $17,513,792
         Interest earned                                  51        14,261
         Mineral leases and royalties                 20,278        35,993
         Gain (loss) on sale of depreciable assets                (138,779)
         Other                                       884,986       325,162
                                                 ------------  ------------
                                                 $22,932,399    $17,750,429
                                                 ------------  ------------

        COSTS AND EXPENSES:

         Cost of products sold                   $18,705,515   $12,475,916
         General and administrative                  234,125       374,365
         Interest expense                            350,288       381,371
                                                 ------------  ------------
                                                 $19,289,928   $13,231,652
                                                 ------------  ------------

        NET EARNINGS BEFORE INCOME TAXES         $ 3,642,471   $ 4,518,777
        INCOME TAXES                               1,384,138     1,717,135
                                                 ------------  ------------
        NET EARNINGS                             $ 2,258,333   $ 2,801,642

        RETAINED EARNINGS AT BEGINNING OF PERIOD  13,037,621    11,477,943
                                                 ------------  ------------
        RETAINED EARNINGS AT END OF PERIOD       $15,295,954   $14,279,585
                                                 ============  ============

        NET EARNINGS (LOSS) PER SHARE            $       .90   $      1.12
                                                 ============  ============










                    See notes to condensed financial statements





                                      I-3                                 -5-

                            STERLING SUGARS, INC.
                           STATEMENT OF CASH FLOWS
                                (UNAUDITED)
                                                  SIX MONTHS ENDED JANUARY 31
                                                  ---------------------------
                                                         1999       1998
                                                         ----     (Restated)
                                                                    NOTE B
                                                                  ----------

   OPERATING ACTIVITIES:
    Net earnings                                   $  2,157,227  $  3,062,311
    Adjustments to reconcile net earnings to net
     cash provided by operating activities:
     Depreciation                                     1,109,744       884,493
     Loss on sale of depreciable assets                    -          139,902
    Changes in operating assets and liabilities:
     Increase in accounts receivable                ( 9,714,950)   (2,326,949)
     Increase in inventories                        (11,363,445)  (12,794,272)
     Increase in accounts payable accrued
      expenses and due cane growers                   8,995,402     6,878,567
     Other items - net                                  724,284       276,751
                                                    ------------ ------------
    Net cash provided by operating activities      $ (8,091,738)  $(3,879,197)
                                                    ------------ ------------
    INVESTING ACTIVITIES:
     Collection on notes receivable                      44,232       147,596
     Issuance of notes receivable                          -       (   72,662)
     Purchase of property, plant and equipment     $(   582,808) $( 1,828,177)
     Proceeds from sale of depreciable assets              -              299
                                                    -----------  ------------
     Net cash used in investing activities         $(   538,576) $( 1,752,944)
                                                    ------------ ------------
    FINANCING ACTIVITIES:
     Proceeds from short-term notes payable
      and long-term debt                           $ 22,303,200  $ 15,402,657
     Payments on short-term notes payable
      and long-term debt                            (13,832,774)   (9,862,409)
                                                    ------------ ------------
     Net cash provided by financing activities     $  8,470,426  $  5,540,248
                                                    ------------ ------------

    Decrease in cash and temporary investments     $(   159,888) $    (91,893)
    Cash and temporary investments at the
     beginning of the period                            164,152       302,616
                                                    ------------ ------------
    Cash and temporary investments at the
     end of the period                             $      4,264  $    210,723
                                                    ============ ============



    Continued

                  See notes to condensed financial statements



                                      I-4                                 -6-

                            STERLING SUGARS, INC.
                           STATEMENT OF CASH FLOWS
                                (UNAUDITED)

      Supplemental information:

         Interest paid                              $  610,686  $  672,001
                                                    =========== ===========
         Income taxes paid                          $    -0-    $  225,000
                                                    =========== ===========















































                                      I-5                               -7-

                            STERLING SUGARS, INC.
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
              THREE AND SIX MONTHS ENDED JANUARY 31, 1999 AND 1998
                      (UNAUDITED)          (CONTINUED)


        A. CONDENSED FINANCIAL STATEMENTS:

             The condensed balance sheet as of January 31, 1999, the statements of earnings and retained earnings for the three and six months ending January 31, 1999 and 1998, and the condensed statements of cash flows for the six month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at January 31, 1999 and for all periods presented have been made.

             Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the January 31, 1998 report to stockholders and/or the transition Form 10-K filed with the Securities and Exchange Commission on October 30, 1998.
           The results of operations for the period ending January 31, 1999 are not necessarily indicative of the operating results expected for the full year.





























                                      I-6                                -8-

                            STERLING SUGARS, INC.
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
           THREE AND SIX MONTHS ENDED JANUARY 31, 1999 AND 1998
                                (UNAUDITED)

        B. CHANGE OF FISCAL YEAR

           The Company changed its fiscal year from January 31 to July 31 of each year and was audited for the six month period ending July 31, 1998. In conjunction with the audit, a transition Form 10K was filed with the Securities and Exchange Commission on October 30, 1998.

           In past years the Company deferred sales and costs related to the coming grinding season for the first three quarters of the fiscal year in order to properly match revenues and expenses. With the change in the fiscal year, these deferrals are no longer necessary.

           To provide comparable financial statements for the periods ending January 31, 1999 and 1998, the Statement of earnings and retained earnings and the Statement of cash flows for the previous year have been restated.


































                                 I-7                                     -9-

                            STERLING SUGARS, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Results of Operations:

      General Information:

         The Company's grinding season commenced on October 1, 1998 and ended January 9, 1999. A total of 1,031,144 tons of sugarcane were processed which was a company record. The Company processed 899,989 tons last year also a company record at that time.

         Sugar yield was down this year at 187.87 pounds of sugar per ton of sugarcane compared to 210.31 pounds the previous year. The lower yield for the current year was most likely caused by the unusually warm weather experienced throughout the harvesting season. This caused the cane to continue its growth. Sugarcane uses sugar for growth thereby causing a decrease in sugar yield while at the same time increasing the yield of sugarcane per acre. Even though the Company ground 131,155 tons of cane more than last year, only slightly more sugar was produced. For the current crop, the Company produced 193,724,015 pounds of raw sugar compared to 189,284,124 pounds the previous year. The price of raw sugar remained approximately the same for both years.

         Blackstrap molasses production increased from 4.86 gallons per ton the previous year to 5.20 gallons per ton of cane for the current year. Total production of molasses was 4,376,292 gallons last year compared to 5,356,924 gallons this year. However, the increased production was offset by a decline in price for blackstrap molasses. The price last year was quoted at $57.50 per ton of molasses (there are 171 gallons of molasses per ton) compared to the current price of $35.00 per ton. Lower demand worldwide, particularly in the Asian sector, has caused the price to drop.

     Sugar and Molasses Sales:

         Sugar and molasses sales for the six months ended January 31, 1999 and 1998 were as follows:
                                                1999            1998
                                             ----------------------------

         Raw sugar sales                     $28,488,330     $26,793,724
         Blackstrap molasses                     661,231         655,542
                                             ------------    ------------
                                             $29,149,561     $27,449,266
                                             ============    ============

         Sugar and molasses sales remained steady for the two periods.
     Raw sugar inventories also remained steady at $12,018,446 for the six months ended January 31, 1999 and $12,617,812 for the same period last year.





                                   I-8                                  -10-

     Interest Earned:

         Interest earned for the six month period ending January 31, 1999 was $1,980 compared to $15,255 for the same period last year. The interest income for the current period reflects the smaller amount of funds available for short-term investment and to a lesser extent lower interest rates. Comparable figures were recorded for the three month periods ending January 31, 1999 and 1998. They were $51 and $14,261 respectively.

     Mineral Leases and Royalties:

          Mineral leases and royalties were down for the six months ended January 31, 1999 at $41,592 compared to $82,217 for the same period last year. With the decline in oil prices, seismic activity has also declined resulting in less income from that source. A similar decline was registered in mineral leases and royalties for the three month periods ending January 31, 1999 and 1998. These figures were $20,278 and $35,993, respectively.

     Loss on the Sale of Depreciable Assets:

          There was no loss from the sale of depreciable assets for the six months ended January 31, 1999. A loss of $139,902 was recorded for the same period last year. This loss resulted from the sale or scrapping of obsolete machinery and equipment.

     Other Revenues:

          Other revenues, which consist mainly of miscellaneous income items and cane land rentals, were $1,318,263 for the six months ended January 31, 1999 and $834,964 for the six months ended January 31, 1998. The 1998 other revenues amount includes a one time charge of $440,000 against cane rental income of Oaklawn Plantation made in conjunction with the purchase of approximatley 8,500 acres in December, 1996. Cane land rentals for that period without the charge was $1,214,077 compared to $1,250,422 for the current year.

     Cost of Products Sold:

          Cost of products sold totaled $26,021,795 for the six months ended January 31, 1999 and $22,154,980 for the six months ended January 31, 1998. The costs charged to this account are relative to the sales of raw sugar and molasses.

     General and Administrative Expenses:

          General and administrative expenses were $399,518 for the six months ended January 31, 1999 and $476,108 for the same period last year. The principal difference in two amounts is auditing expense. Because of the change in fiscal year, the Company incurred no auditing expense for the six months ending January 31, 1999 whereas such charges were included in the six months ending January 31, 1998.




                                    I-9                                 -11-

     Interest Expense:

          Interest expense declined slightly from $672,001 for the six months ended January 31, 1998 to $610,686 for the six months ended January 31, 1999. The decline resulted from lower interest rates. For the period ended January 31, 1998, the short-term interest rate was 8.50 percent. After January 31, 1998 and beginning in August, 1998, the rate declined steadily with the rate stabilizing at 6.75 percent in November, 1998. The Company also renegotiated the terms of a long-term loan with a bank from a rate of 8.25 percent to 8.00 percent effective October 1, 1998.

     Income Taxes:

          The income tax expense for the three and six month periods ending January 31, 1999 and 1998 were recorded at the statutory rate of 38 percent which reflects the 34 percent federal corporate rate plus 4 percent state income taxes.

     Liquidity and Capital Resources:

          At January 31, 1999, the Company had working capital of $2,002,667 compared to a negative working capital of $411,958 at July 31, 1998. Due to the seasonal nature of the industry, it is not uncommon to have a negative working capital balance just before the start of the new season.

         For the six month period ending July 31, 1999, the Company has budgeted $3,091,566 for capital improvements and repairs to the factory and $12,925,748 (which includes short-term debt repayment) for general and administrative expenses. The Company expects to finance the majority of these expenditures internally with any excess financed short-term through a bank with which the Company has a $9,000,000 line of credit.
























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

                       On March 8, 1999, the Company filed Form 8K notifying the Securities and Exchange Commission that the Company had changed auditors. The Form 8K is incorporated herein by reference.









































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


     DATE     March 15, 1999               By /s/ Craig P. Caillier
         ---------------------------          ---------------------
                                              CRAIG P. CAILLIER
                                              PRESIDENT AND
                                              CHIEF EXECUTIVE OFFICER



    DATE      March 15, 1999               By /s/ Stanley H. Pipes
        ----------------------------          ---------------------
                                              STANLEY H. PIPES
                                              VICE PRESIDENT AND TREASURER






























                                     II-2                                -14-