Form 10-Q
period 1999-04-30
STERLING SUGARS INC
filed 1999-06-11
CIK 94185

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                                   FORM 10-Q

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended April 30, 1999

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

        YES X  NO

        There were 2,500,000 common shares outstanding at June 2, 1999.


                                                  Total number of pages    15

                            STERLING SUGARS, INC.

                                 I N D E X

                                                                  PAGE
                                                                 NUMBER
        PART I:  FINANCIAL INFORMATION:

         ITEM 1. FINANCIAL STATEMENTS

                 Condensed balance sheets April 30, 1999
                 (unaudited) and July 31, 1998                     I-1

                 Statements of earnings and retained earnings
                 Nine months ended April 30, 1999 (unaudited)
                 and 1998 (unaudited) (restated)
                 and 1998 (unaudited) (restated)                   I-2

                 Statements of earnings and retained earnings
                 Three months ended April 30, 1999 (unaudited)
                 and 1998 (unaudited) (restated)                   I-3

                 Statements of cash flows
                 Nine months ended April 30, 1999 (unaudited)
                 and 1998 (unaudited) (restated)                   I-4

                 Notes to condensed financial statements
                 Three and nine months ended April 30, 1999
                 and 1998                                          I-6

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS     I-8

        PART II. OTHER INFORMATION:

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8K                  II-1

                            STERLING SUGARS, INC.
                          CONDENSED BALANCE SHEETS

                                                   April 30,    July 31,
                                                     1999          1998
                                                   UNAUDITED       NOTE
     ASSETS:                                    ---------------------------
      CURRENT ASSETS:
         Cash and short-term investments        $      2,361  $    164,152
         Accounts receivable                       5,678,849       376,308
         Inventories                               4,824,615       655,001
         Expenditures for future crops               125,705       330,760
         Deferred income taxes                       543,000       543,000
         Other current assets                        526,567       720,664
                                                ------------- -------------
            TOTAL CURRENT ASSETS                $ 11,701,097  $  2,789,885
                                                ------------- -------------
       Property, plant and equipment - net      $ 24,040,411  $ 24,312,667
                                                ------------- -------------
       Expenditures for future crops            $  1,208,174  $  1,208,174
                                                ------------- -------------
       Notes receivable - net of allowance      $    456,712  $    497,460
                                                ------------- -------------
       Other assets                             $     42,588  $     34,002
                                                ------------- -------------
                                                $ 37,448,982  $ 28,842,188
                                                ============= =============
     LIABILITIES AND STOCKHOLDERS' EQUITY:
      CURRENT LIABILITIES:
        Notes Payable                           $ 4,188,030   $  1,135,000
        Accounts payable and accrued expenses     1,479,193        885,857
        Due cane growers                          4,275,624        239,835
        Current portion long-term debt              950,877        941,151
                                                ------------- -------------
            TOTAL CURRENT LIABILITIES           $10,893,724   $  3,201,843
                                                ------------- -------------
       Long-term debt                           $ 8,260,054   $  8,777,263
                                                ------------- -------------
       Deferred income taxes                    $ 1,183,900   $  1,183,900
                                                ------------- -------------

     STOCKHOLDERS' EQUITY:
        Common stock                            $  2,500,000  $  2,500,000
        Additional paid in capital                    38,245        40,455
        Retained earnings                         14,573,059    13,138,727
                                                ------------- -------------
                                                $ 17,111,304  $ 15,679,182
                                                ------------- -------------


                                                $ 37,448,982  $ 28,842,188
                                                ============= =============

       NOTE: The balance sheet at July 31, 1998 has been taken from the audited financial statements at that date, and condensed.

                   See notes to condensed financial statements

                                      I-1                               -3-

                            STERLING SUGARS, INC.
                 STATEMENT OF EARNINGS AND RETAINED EARNINGS
                                 (UNAUDITED)

                                                NINE MONTHS ENDED APRIL 30
                                                ---------------------------
                                                      1999         1998
                                                      ----       (Restated)
                                                                   NOTE B
                                                                 ----------
        REVENUES:

         Sugar and molasses sales                $37,658,969   $39,687,828
         Interest earned                               3,800        16,237
         Mineral leases and royalties                 81,882       113,954
         Loss on sale of depreciable assets             -         (139,902)
         Gain on sale of land                        299,495          -
         Other                                     1,422,816       848,931
                                                 ------------  ------------
                                                 $39,466,962   $40,527,048
                                                 ------------  ------------

        COSTS AND EXPENSES:

         Cost of products sold                   $35,515,072   $34,885,123
         General and administrative                  709,281       741,004
         Interest expense                            929,171       952,568
                                                 ------------  ------------
                                                 $37,153,524   $36,578,695
                                                 ------------  ------------

        NET EARNINGS BEFORE INCOME TAXES         $ 2,313,438   $ 3,948,353
        INCOME TAXES                                 879,106     1,500,374
                                                 ------------  ------------
        NET EARNINGS                             $ 1,434,332   $ 2,447,979

        RETAINED EARNINGS AT BEGINNING OF PERIOD  13,138,727    11,847,433
                                                 ------------  ------------
        RETAINED EARNINGS AT END OF PERIOD       $14,573,059   $14,295,412
                                                 ============  ============

        NET EARNINGS PER SHARE                   $       .57   $       .98
                                                 ============  ============










                    See notes to condensed financial statements




                                      I-2                                 -4-

                            STERLING SUGARS, INC.
                 STATEMENT OF EARNINGS AND RETAINED EARNINGS
                                 (UNAUDITED)

                                              THREE MONTHS ENDED APRIL 30
                                              -----------------------------
                                                      1999         1998
                                                      ----       (Restated)
                                                                   NOTE B
                                                                 ----------
        REVENUES:

         Sugar and molasses sales                $ 8,509,408   $12,238,562
         Interest earned                               1,820           982
         Mineral leases and royalties                 40,290        31,237
         Gain on sale of land                        299,495          -
         Other                                       104,553        13,967
                                                 ------------  ------------
                                                 $ 8,955,566    $12,284,748
                                                 ------------  ------------

        COSTS AND EXPENSES:

         Cost of products sold                   $ 9,493,240   $12,730,143
         General and administrative                  309,763       264,896
         Interest expense                            238,563       280,567
                                                 ------------  ------------
                                                 $10,041,566   $13,275,606
                                                 ------------  ------------

        NET LOSS BEFORE INCOME TAXES             $(1,086,000)  $  (990,858)
        INCOME TAXES (CREDIT)                       (412,680)     (376,526)
                                                 ------------  ------------
        NET LOSS                                 $  (673,320)  $  (614,332)

        RETAINED EARNINGS AT BEGINNING OF PERIOD  13,138,727    14,279,585
                                                 ------------  ------------
        RETAINED EARNINGS AT END OF PERIOD       $12,465,407   $13,665,253
                                                 ============  ============

        NET LOSS PER SHARE                       $ (     .27)  $ (     .25)
                                                 ============  ============










                    See notes to condensed financial statements





                                      I-3                                 -5-

                            STERLING SUGARS, INC.
                           STATEMENT OF CASH FLOWS
                                (UNAUDITED)
                                                  NINE MONTHS ENDED APRIL 30
                                                  ---------------------------
                                                         1999       1998
                                                         ----     (Restated)
                                                                    NOTE B
                                                                  ----------

   OPERATING ACTIVITIES:
    Net earnings                                   $  1,434,332  $  2,447,979
    Adjustments to reconcile net earnings to net
     cash provided by operating activities:
     Depreciation                                     1,650,464     1,414,618
     Loss on sale of depreciable assets                    -          139,902
     Gain on sale of land                              (299,495)         -
    Changes in operating assets and liabilities:
     Increase in accounts receivable                ( 5,302,541)   (4,700,725)
     Increase in inventories                        ( 4,169,614)   (1,621,478)
     Increase in accounts payable accrued
      expenses and due cane growers                   4,629,125     1,502,775
     Other items - net                                   88,911       799,106
                                                    ------------ ------------
    Net cash provided by operating activities      $ (1,968,818)  $(   17,823)
                                                    ------------ ------------
    INVESTING ACTIVITIES:
     Collection on notes receivable                      78,774       129,288
     Issuance of notes receivable                        38,026          -
     Purchase of property, plant and equipment     $( 1,078,763) $( 2,528,109)
     Proceeds from sale of depreciable assets              -              299
     Proceeds from sale of land                         299,495          -
                                                    -----------  ------------
     Net cash used in investing activities         $(   738,520) $( 2,398,522)
                                                    ------------ ------------
    FINANCING ACTIVITIES:
     Proceeds from short-term notes payable
      and long-term debt                           $ 27,568,607  $ 17,155,275
     Payments on short-term notes payable
      and long-term debt                            (25,023,060)  (16,723,413)
                                                    ------------ ------------
     Net cash provided by financing activities     $  2,545,547  $    431,862
                                                    ------------ ------------

    Decrease in cash and temporary investments     $(   161,791) $( 1,984,483)
    Cash and temporary investments at the
     beginning of the period                            164,152       302,616
                                                    ------------ ------------
    Cash and temporary investments at the
     end of the period                             $      2,361  $( 1,681,867)
                                                    ============ ============



    Continued

                  See notes to condensed financial statements

                                      I-4                                 -6-

                            STERLING SUGARS, INC.
                           STATEMENT OF CASH FLOWS
                                (UNAUDITED)

      Supplemental information:

         Interest paid                              $  838,088  $  843,539
                                                    =========== ===========
         Income taxes paid                          $    -0-    $  225,000
                                                    =========== ===========















































                                      I-5                               -7-

                            STERLING SUGARS, INC.
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
              THREE AND NINE MONTHS ENDED APRIL 30, 1999 AND 1998
                      (UNAUDITED)          (CONTINUED)


        A. CONDENSED FINANCIAL STATEMENTS:

             The condensed balance sheet as of April 30, 1999, the statements of earnings and retained earnings for the three and nine months ending April 30, 1999 and 1998, and the condensed statements of cash flows for the nine month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at April 30, 1999 and for all periods presented have been made.

             Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the July 31, 1998 report to stockholders and/or the transition Form 10-K filed with the Securities and Exchange Commission on October 30, 1998.
           The results of operations for the period ending April 30, 1999 are not necessarily indicative of the operating results expected for the full year.





























                                      I-6                                -8-

                            STERLING SUGARS, INC.
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
             THREE AND NINE MONTHS ENDED APRIL 30, 1999 AND 1998
                                (UNAUDITED)

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

           To provide comparable financial statements for the periods ending April 30, 1999 and 1998, the Statement of earnings and retained earnings and the Statement of cash flows for the previous year have been restated.


































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

         Blackstrap molasses production increased from 4.86 gallons per ton the previous year to 5.20 gallons per ton of cane for the current year. Total production of molasses was 4,376,292 gallons last year compared to 5,356,924 gallons this year. However, the increased production was offset by a decline in price for blackstrap molasses. The price last year was quoted at $57.50 per ton of molasses (there are 171 gallons of molasses per ton) compared to the current price of $32.50 per ton. Lower demand worldwide, particularly in the Asian sector, has caused the price to drop.

     Sugar and Molasses Sales:

         Sugar and molasses sales for the nine months ended April 30, 1999 and 1998 were as follows:
                                                1999            1998
                                             ----------------------------

         Raw sugar sales                     $36,834,532     $38,641,894
         Blackstrap molasses                     824,437       1,045,934
                                             ------------    ------------
                                             $37,658,969     $39,687,828
                                             ============    ============









                                   I-8                                 -10-

         Sugar and molasses sales remained steady for the two periods.
     Raw sugar inventories were $4,168,485 for the nine months ended April 30, 1999 and $1,816,416 for the same period last year. The difference in inventories is reflected in the raw sugar sales above given that the quantity of sugar produced and the price were approximatley the same. Although the Company produced more molasses in the current year, sales are down due to a drop in price. The current price for molasses is $32.50 per ton compared to $57.50 at the same time last year. The price drop is a result of an over supply of molasses worldwide coupled with lesser demand.

     Interest Earned:

         Interest earned for the nine month period ending April 30, 1999 was $3,800 compared to $16,237 for the same period last year. The interest income for the current period reflects the smaller amount of funds available for short-term investment and to a lesser extent lower interest rates.

     Mineral Leases and Royalties:

          Mineral leases and royalties were down for the nine months ended April 30, 1999 at $81,882 compared to $113,957 for the same period last year. With the decline in oil prices, seismic activity has also declined resulting in less income from that source. Mineral leases and royalties increased for the three month periods ending April 30, 1999 and 1998. These figures were $40,290 and $31,237, respectively. The increase resulted from the renewal of an oil and gas lease on 321 acres in St. Mary Parish during the quarter ended April 30, 1999.

     Loss on the Sale of Depreciable Assets:

          There was no loss from the sale of depreciable assets for the nine months ended April 30, 1999. A loss of $139,902 was recorded for the same period last year. This loss resulted from the sale or scrapping of obsolete machinery and equipment.

     Gain on the Sale of Land:

          In February, 1999, the Company sold 1,795.31 acres to the U. S.
     Corps of Engineers under threat of expropriation.   The sale resulted
     in a gain of $299,495. The land sold consisted entirely of low lands and wet lands. The Company retained mineral rights to the land. To avoid tax consequences, the Company purchased 416.07 acres of like-kind property for $503,940. This purchased property is principally cane land.











                                   I-9                                  -11-

     Other Revenues:

          Other revenues, which consist mainly of miscellaneous income items and cane land rentals, were $1,422,816 for the nine months ended April 30, 1999 and $848,931 for the nine months ended April 30, 1998. The
     1998 other revenues amount includes a one time charge of $440,000 against cane rental income of Oaklawn Plantation made in conjunction with the purchase of approximatley 8,500 acres in December, 1996. For the three months ended April 30, 1999 and 1998, other revenues were $104,553 and $13,967, respectively. The 1999 amount included for the first time cane land rentals for land that had been purchased in LaFourche Parish the previous year.

     Cost of Products Sold:

          Cost of products sold totaled $35,515,072 for the nine months ended April 30, 1999 and $34,885,123 for the nine months ended April 30, 1998. The costs charged to this account are relative to the sales of raw sugar and molasses.

     General and Administrative Expenses:

          General and administrative expenses were $709,281 for the nine months ended April 30, 1999 and $741,004 for the same period last year. The principal difference in two amounts is auditing expense. Because of the change in fiscal year, the Company incurred no auditing expense for the nine months ending April 30, 1999 whereas such charges were included in the nine months ending April 30, 1998.

     Interest Expense:

          Interest expense decreased slightly from $952,568 for the nine ended April 30, 1998 to $929,171 for the nine months ended April 30, 1999. The decline resulted from lower interest rates. For the period ended April 30, 1998, the short-term interest rate was 8.50 percent. Beginning in August, 1998, the rate declined steadily with the rate stabilizing at 6.75 percent in November, 1998. The Company also renegotiated the terms of a long-term loan with a bank from a rate of
     8.25 percent to 8.00 percent effective October 1, 1998.

     Income Taxes:

          The income tax expense for the three and nine month periods ending April 30, 1999 and 1998 was recorded at the statutory rate of 38 percent which reflects the 34 percent federal corporate rate plus 4 percent state income taxes.

     Liquidity and Capital Resources:

          At April 30, 1999, the Company had working capital of $807,373 compared to a negative working capital of $411,958 at July 31, 1998. Due to the seasonal nature of the industry, it is not uncommon to have a negative working capital balance just before the start of the new season.



                                   I-10                                 -12-

         For the six month period ending July 31, 1999, the Company has budgeted $4,275,950 for capital improvements and repairs to the factory and $14,194,473 (which includes short-term debt repayment) for general and administrative expenses. At April 30, 1999, short-term debt was $4,188,030 and the Company expects to substantially pay off the debt by the year ended July 31, 1999. The remainder of the budgeted expenditures will be financed internally with any excess financed short-term through a bank with which the Company has a $9,000,000 line of credit.















































                                     I-11                               -13-

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














































                                     II-1                                -14-

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


     DATE     June 11, 1999               By /s/ Craig P. Caillier
         ---------------------------          ---------------------
                                              CRAIG P. CAILLIER
                                              PRESIDENT AND
                                              CHIEF EXECUTIVE OFFICER



    DATE      June 11, 1999               By /s/ Stanley H. Pipes
        ----------------------------          ---------------------
                                              STANLEY H. PIPES
                                              VICE PRESIDENT AND TREASURER






























                                     II-2                                -15-