Form 10-K
period 1999-07-31
STERLING SUGARS INC
filed 1999-10-29
CIK 94185

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
			    Washington, D. C.
			       Form 10K

  [X] Annual report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the fiscal year ended July 31, 1999

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. /__/

  The aggregate market value of the registrant's voting stock held on September 30, 1999 by non-affiliates of the registrant was $2,516,379. Such value has been computed on the basis of the average bid and asked prices of the stock and by excluding, from the 2,500,000 shares outstanding on that date, all stock beneficially owned by officers and directors of the registrant and by beneficial owners of more than five percent of its stock, even though all such persons may not be affiliates as defined in SEC rule 405.
                                                           Page 1 of 37 pages

  The number of shares of common stock outstanding as of October 15, 1999 was 2,500,000 shares.

  Documents incorporated by reference: Portion of Registrant's Proxy Statement dated November 12, 1999 are incorporated by reference into Part III.

  An exhibit index is located on page 31.

				    FORM 10-K

				      PART I
  ITEM 1-BUSINESS

        Sterling Sugars, Inc. is a grower and processor of sugarcane from which it produces raw sugar and blackstrap molasses, a by-product. Cane residue (bagasse), also a by-product, is used as the primary fuel for the Company's steam boilers. The business is highly seasonal in that the processing season usually extends from mid/late September to late December or early January. For the fiscal year ended July 31, 1999 (referred to by the Company as "fiscal 1999"), the season began on October 2, 1998 and continued through January 9, 1999. For fiscal 1999 (referred to by the Company as the "1998 crop"), the factory processed 1,031,144 tons of sugarcane. During the previous year (fiscal 1998), the Company processed a total of 899,989 tons of cane. In fiscal 1997, a total of 821,184 tons of cane were processed by the Company. Sugar production for 1999 was 99,173 tons. For fiscal 1998 and 1997 the Company produced 96,601 and 81,822 tons of raw sugar, respectively. The Company started its fiscal 2000 grinding season on September 20, 1999 and barring unforseen circumstances, this crop should exceed the record tonnage set last year of 1,031,144.

        Historically, the Company has had no difficulty in selling, at competitive prices, all of its raw sugar production to a few major sugar refiners and a candy manufacturer and all of its molasses production to a molasses distributor under sales contracts. The Company expects these marketing avenues to be open in the future.

        The raw sugar factory operated by the Company is situated on sixty-five acres of land outside the city of Franklin, Louisiana on Bayou Teche. The factory is one of the largest and most modern in the state with a grinding capacity of 11,000 tons of sugarcane per day.

        Sugarcane for processing is supplied to the factory from Company operated lands and by independent farmers in St. Mary, Iberia and surround-ing parishes. See Item 2, "Properties," incorporated herein by reference, for further information concerning properties owned and leased by the Company.










                                    I-1                                  -2-

        On April 4, 1996 President Clinton signed the new Federal Agricultural Improvement and Reform Act (FAIR) otherwise known as the Freedom to Farm Bill. This seven year farm bill, starting with the 1996 crop, is more risky to producers and includes an 18 cent loan rate with loans not to exceed nine months. The no cost provision to the Federal Treasury is retained and marketing allotments have been suspended through the year 2002. The marketing assessment, previously at 1.10% of the loan rate, has been increased to 1.375%. Loans become non-recourse if the sugar import quota rises above 1.5 million short tons. Also, a one cent per pound penalty assessment is made on sugar pledged as collateral and forfeited to the government for non-recourse loans. Recently prices for sugar have by approximately two cents per pound under the levels of early summer marketing. This is a result of the U.S.D.A. administrators forecast of domestic production along with the minimum requirement of sugar imports being greater than the market demands. The program requires that a stock-to-use ratio be maintained of no less than 15.5%. Current estimates place the ratio above 18%, resulting in a basic oversupply of sugar. The forecast for the near term has prices continuing to decline as the cane sugar producing states begin their operations.

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

        In October, 1998, the Company completed its five year plan mandated by the Air Quality Control Division of the Louisiana State Office of Environmental Protection (the Agency). The mandate required the Company to install various equipment on its boilers to minimize stack emissions.
  The Company was not cited by the Agency for the 1998 crop.

       Company employment for the year ended July 31, 1999 was as follows:

					  Factory            Agriculture
				      ---------------     -----------------
      Year round employees                  91                    6
      Seasonal and temporary employees      95                    -
					 --------             --------
                                           186                    6
					 ========              =======
  Further information respecting the Company's business is given under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," incorporated herein by reference.









                                      I-2                               -3-

  ITEM 2 -PROPERTIES

	Land owned by the Company by parishes and suitability of land for cultivation is as follows:

                   LaFourche  St. Mary    Iberia    St. Landry     Total
                  -------------------------------------------------------
  Cultivable           571       9,544      1,804          -      11,919
  Non-cultivable       139       5,738      1,302         121      7,300
  Plant site                        65                                65
                    ---------  --------   --------      ------   --------
                       710      15,347      3,106         121     19,284
                    =========  ========   ========      ======   ========

        The Company no longer has a farming division as all owned cultivable land has been leased to independent farmers. Approximately 9,188 cultivable acres in St. Mary Parish, 1,560 cultivable acres in Iberia Parish and 571 cultivable acres in Lafourche Parish are leased to tenants for the growing of sugarcane. Four of the leases in effect, covering approximately 2,593 cultivable acres will expire at the end of the 1999 crop. The Company expects each of the leases to be renewed under basically the same terms and conditions.

       The Company, in June, 1998, purchased approximately 571 cultivable and 139 acres of non-cultivable land in LaFourche Parish. The Company entered into lease agreements with two independent farmers in LaFourche Parish. The lease agreements contain five year terms with an option to renew for an additional five years. The orginal five year term expires on December 31, 2002.

       On January 13, 1999, the Company sold 1,795.31 acres of unimproved land to the U. S. Corps of Engineers under threat of expropriation. In order to minimize the tax consequences of the sale, the Company purchased 414.07 acres of like-kind property in Iberia Parish which is leased to an independent farmer for the production of sugarcane.

       In addition to Company owned land, about 789 acres in St. Mary
  Parish are leased to the Company for growing sugarcane. The land currently leased by the Company is subleased to independent growers. Past experience indicates that small independent growers do a better job of farming than can be done by a very large agricultural operation. Arrangements have been made for the Company to process the sugarcane grown from the subleased property. Over the last three years the Company has made attempts to have farmers lease land directly from landlords in an effort to minimize the Company's liability exposures.

         The Company's plant site, consisting of a factory compound and main office, is located on Bayou Teche just outside the city of Franklin, Louisiana. The factory compound is comprised of the raw sugar mill, warehouses, shipping and receiving facilities, truck and tractor repair garage and large areas for the storage of sugarcane.





                                      I-3                                -4-

        Of the 19,284 acres of land owned by the Company, approximately 890 acres are being held by production, primarily from the LGS Sterling No. 1 well located in St. Mary Parish. The Sterling No. 1 well was completed by the Company's lessee, LGS Exploration, Inc. during December, 1984.
  During September, 1991 the well experienced production problems and in January 1992 production was restored but at significantly reduced rates.
  On July 31, 1992 the Company entered into a unitization agreement for the Sterling No. 1 well whereby several individual units existing at the 6,800' sand Charenton Field would operate as one unit. As part of the agreement the Company maintained a twenty-five percent interest in the 34.5 acre unit. For fiscal 1999, the Company's share of royalty income from all units was $8,730 compared to $15,951 for fiscal 1998 and $19,989 for fiscal 1997.

        The Company currently has four oil and gas leases totaling approximately 883 acres. The leases are granted solely for the purpose of exploring for, developing and producing oil, gas and other liquid and hydrocarbon minerals of like nature, and engaging in any activities in reasonable connection with such operations. Lease terms are generally three years with lease payments due annually unless drilling commences during the year. The Company's activities with respect to oil and gas are limited to the granting of leases and the collection of bonuses, delay rentals and landowner royalties thereunder.

        See also Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," incorporated herein by reference, for further information on mineral operations on Company lands.

  ITEM 3 - LEGAL PROCEEDINGS

       The Registrant is not a party to, nor or any of its properties subject
  to any material pending legal proceedings.   No material legal proceedings
  are pending or known to be comtemplated by governmental authorities against the Registrant.

  ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1999.


















                                      I-4                                -5-

				  PART II

  ITEM 5 - MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER
	   MATTERS

        As of October 4, 1999 there were approximately 500 holders of record of the Company's stock which is traded in the over-the-counter market. The Company acts as its own stock transfer agent and registrar. The Company's mailing address is P. O. Box 572, Franklin, Louisiana 70538 and its physical address is 609 Irish Bend Road, Franklin, Lousisana 70538.

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

						  Range of Prices
					      ------------------------
       Fiscal 1999                             High               Low
      -------------                           ------             ------

           First Quarter                    $  7-1/8          $  5-1/2
           Second Quarter                      5-1/2             5-1/2
           Third Quarter                       5-3/4             5-1/4
           Fourth Quarter                      7-3/4             5-1/8


       Fiscal 1998
      -------------
           First Quarter                    $  9              $  7
           Second Quarter                      7                 7
           Third Quarter                       8-1/4             7
           Fourth Quarter                      7-5/8             7-1/8


 ITEM 6 - SELECTED FINANCIAL DATA

                      Year ended July 31             Year Ended January 31
               -----------------------------------  ------------------------
                   1999       1998         1997        1996         1995
	       ----------- ----------- -----------  -----------  -----------
  Revenues     $45,125,532 $45,202,640 $37,612,326 $29,644,559  $34,250,584

  Net Earnings
    (Loss)     $   604,964 $ 1,957,197 $   640,577 $ 2,119,609 $    742,383

  Net Earnings
   (Loss per
    Share)     $       .24 $       .78 $       .26 $       .85 $        .30
  Cash Dividends
   Paid per
    Share      $       -   $       -   $       -    $       -    $       -


                                     II-1                                 -6-

  AT YEAR END:

  Total assets $29,411,857 $28,842,188 $26,357,728  $27,969,569 $20,879,631

  Long-term
   Debt        $ 7,883,984 $ 8,777,263 $ 9,291,174  $ 4,017,469 $ 4,371,434

  Working
   Capital     $(1,035,744)$  (411,958)$  (264,444) $ 5,169,044 $ 4,493,736

  Stockholders'
   Equity      $16,284,146 $15,679,182 $13,757,729  $13,628,520 $11,346,411


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

Results of Operations
---------------------

     Please note that the Company changed its fiscal year end from January 31 to July 31 in 1998 and did not file financial statements for the short six month period from February 1, 1998 to July 31, 1998.

     Net earnings for the last three fiscal years ending July 31, 1999, 1998 and 1997 (1999, 1998 and 1997, respectively) were $604,964, $1,957,197 and
 $640,577 respectively.   Cane ground for 1999 was 1,031,144 tons, for 1998
 899,989 tons and for 1997 821,164 tons.   The lower earnings for 1999 are
 directly related to the sugar yield per ton of cane which was 192 pounds per ton of cane compared to 215 pounds for 1998 and 199 pounds for 1997. Although the Company ground 131,155 tons of cane more in 1999 than in 1998, approximately the same total amount of sugar was produced. Sugar produced in 1999 was 99,173 tons and in 1998 it was 96,601 tons. The cost of grinding the


                                     II-2                                 -7-
 additional 131,155 tons of cane and producing only 2,572 tons of sugar more than 1998 resulted in the lower earnings for 1999. The sugar price also continued to decline during the three years ended July 31, 1999 and
 contributed to the reduction in earnings.   The average price, net of
 discounts, for the three years was 21.34 cents per pound for 1999, 21.41 for 1998 and 21.50 for 1997.

     The Company continued its record setting grinding rates and tonnage for the fifth consecutive year surpassing the one million ton mark for the first time. Average daily grinding rates were 10,172, 10,112 and 9,803 tons of cane per day for 1999, 1998 and 1997, respectively. The Company has in place a five year plan to increase the average tons ground per day to 15,000.

     The Company's agricultural division produced 16,993 tons of sugarcane for 1999 compared to 19,872 and 20,792 for 1998 and 1997, respectively. On February 1, 1999, the Company leased its remaining agriculture operations to an independent farmer.

     Income from mineral leases and royalties was $116,176, $167,695 and $130,812 for 1999, 1998 and 1997, respectively. The higher amount for 1998 is the result of two seismic agreements granted on 3,160 acres in St. Mary Parish. One agreement was for a term of six months and the other was for eighteen months. Oil and gas royalties continue to decline and were $8,730 in 1999, $15,951 in 1998 and $19,989 in 1997.

     The Company recognized gains on the disposition of property and equipment of $369,470 in 1999, $874,446 in 1998 and $9,109 in 1997. The gain in 1999 was primarily for the sale of unimproved land to the Corps of Engineers which resulted in a gain of $299,795. The remainder of the gain in 1999 was for the sale of farm equipment. The gain recorded in 1998 was the result of a sale of approximately 170 acres to the Port of Iberia under threat of expropriation. The Company replaced the land with like-kind property purchased in Iberia Parish to minimize the tax consequences of the sale under expropriation.

     Other revenues consist principally of miscellaneous income items and cane land rental income. Other revenues were $1,440,493 for 1999, $1,460,261 for 1998 and $935,870 for 1997. These amounts included rental income (substantially all from cane land) of $1,290,752, $1,285,362 and $647,889 for 1999, 1998 and 1997, respectively. The increase in cane land rentals in 1998 and 1999 over 1997 results from the purchase of approximately 8,500 acres (4,863 cultivable acres) in December, 1996. Cane land rental income from this purchase is derived from all of the cultivable acres which are leased to independent farmers.

     Costs of products sold for 1999, 1998 and 1997 were $42,007,037, $40,078,743 and $34,972,424, respectively. Charges relating to the sale and manufacture of raw sugar and blackstrap molasses are charged to this category of accounts. The cost of products sold is relative to sales for the three years.

     General and administrative expenses were relatively consistent for the three years ended July 31, 1999. They were $923,351 for 1999, $1,007,695 for 1998 and $848,960 for 1997.


                                     II-3                                 -8-

     Interest and loan expenses were approximately the same in 1999 and 1998 at $1,162,980 and $1,187,177, respectively. Interest and loan expenses for 1997 were $774,671. With the higher grinding rates, the Company's need for short-term funds increases as evidenced by the average aggregate short-term borrowings shown in Footnote 3 to the financial statements. These amounts were $5,157,729 for 1999, $3,1121,069 for 1998 and $1,266,159 for
 1997. The weighted average interest rate for those years was 7.11%, 8.42% and 7.31%, respectively. The substantially lower interest rates in 1999 helped hold the cost of funds down to the 1998 level although the Company's short-term requirements were much higher. To a lesser extent, earnings for the year affect the amount of short-term borrowings.

     The Company recorded income tax expense of $427,200 for 1999, $971,828 for 1998 and $375,694 for 1997. Footnote 5 to the financial statements explains in detail the differences in actual and statutory tax rates, deferred taxes and carryforwards.

 Liquidity and Capital Resources
-------------------------------

     The current ratio at July 31, 1999 stood at .73 to 1 compared to .87
 to 1 for the previous year.   The Company's continuing efforts to increase
 the capacity of the factory has taken a toll on its liquidity and capital resources as more dollars are spent on capital improvements and repairs. In addition, the Company has increased the farmers share in each of the last three years from 63% in 1997 to 64% in 1998 and to 65% in 1999. This was done to attract more cane to the factory as most factories in the state pay farmers in the range of 60-63%. As a result of the increase and a good crop, the Company expects to grind approximately 1,200,000 tons of cane for the
 coming crop.   The higher tonnage, coupled with longer payment terms by
 refiners, will require greater short-term borrowings. The Company has a line of credit with a bank for $9,000,000.

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

 To the Stockholders and Board of Directors
 Sterling Sugars, Inc.
 Franklin, Louisiana

			  INDEPENDENT AUDITORS' REPORT

	We have audited the accompanying balance sheets of Sterling Sugars, Inc. as of July 31, 1999 and 1998, and the related statements of income and retained earnings and cash flows for each of the three years in the period ended July 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements present fairly, in all material respects, the financial position of Sterling Sugars, Inc. as of July 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 1999, in conformity with generally accepted accounting principles.

  /s/ Broussard, Poche', Lewis & Breaux, L.L.P.


 Lafayette, Louisiana
 September 9, 1999




















                                    II-5                                -10-

			     STERLING SUGARS, INC.
				BALANCE SHEETS
                            JULY 31, 1999 AND 1998
 ASSETS

 CURRENT ASSETS:
                                                     1999         1998
						 ------------ ------------
   Cash                                          $     8,050  $    70,078
   Temporary cash investments                        450,000       94,074
						 ------------ ------------
    Total cash and temporary cash investments        458,050      164,152

   Accounts receivable, principally sugar and
    molasses  sales, no allowance for doubtful
    accounts considered necessary                    585,554      376,308
   Notes receivable, no allowance for doubtful
    accounts considered necessary                     62,800         -
   Expenditures for future crops                        -         330,760
   Operating supplies - at cost                      639,896      655,001
   Deferred income taxes                             377,800      543,000
   Prepaid expenses and other assets                 706,883      720,664
						 ------------ ------------
      TOTAL CURRENT ASSETS                         2,830,983    2,789,885
						 ------------ ------------

  PROPERTY, PLANT AND EQUIPMENT, at cost:
   Land                                            8,115,135    8,523,496
   Buildings                                       3,322,617    3,322,617
   Machinery and equipment                        39,530,537   37,485,185
						 ------------ ------------
                                                  50,968,289   48,331,298
   Less accumulated depreciation                  26,077,135   24,018,631
						 ------------ ------------
                                                  24,891,154   24,312,667
						 ------------ ------------
  INVESTMENTS AND OTHER ASSETS:
   Cash value of officers' life insurance             38,511       34,002
   Expenditures for future crops                   1,138,963    1,208,174
   Notes receivable, net of allowance for
    doubtful accounts, 1999 $17,232; 1998 $17,232    512,246      497,460
						 ------------ ------------
    Total investments and other assets             1,689,720    1,739,636
						 ------------ ------------
                                                 $29,411,857  $28,842,188
						 ============ ============







		       See notes to financial statements



                                    II-6                              -11-

			     STERLING SUGARS, INC.
				BALANCE SHEETS
                            JULY 31, 1999 AND 1998

 LIABILITIES AND STOCKHOLDERS' EQUITY
                                                      1999          1998
						-------------- -------------
 CURRENT LIABILITIES:
  Notes payable                                  $      -        $ 1,135,000
  Accounts payable and accrued expenses            1,218,059         885,857
  Due to cane growers                              1,660,252         239,835
  Current portion of long-term debt
   and capital leases                                988,416         941,151
						-------------- --------------
           TOTAL CURRENT LIABILITIES               3,866,727       3,201,843
                                                -------------- --------------

 LONG-TERM DEBT AND CAPITAL LEASE, less portion
  due within one year included in current
  liabilities                                      7,883,984       8,777,263
						-------------- --------------
  DEFERRED INCOME TAXES                            1,377,000       1,183,900
						-------------- --------------
  COMMITMENTS AND CONTINGENCIES (Note 9)                 -              -
						-------------- --------------
  STOCKHOLDERS' EQUITY:
  Common stock, par value $1 per share:
  Authorized and issued 2,500,000 shares           2,500,000       2,500,000
  Additional paid-in capital                          40,455          40,455
  Retained earnings                               13,743,691      13,138,727
                                                 ------------  --------------
                                                  16,284,146      15,679,182
                                                 ------------  --------------
                                                 $29,411,857     $28,842,188
                                                 ============  ==============



















                     See notes to financial statements


                                   II-7                                 -12-

			     STERLING SUGARS, INC.
		  STATEMENTS OF INCOME AND RETAINED EARNINGS

                                                   YEARS ENDED JULY 31,
                                              1999        1998        1997
					    ---------- ----------- -----------
 REVENUES:
  Sugar and molasses sales               $43,186,396 $42,672,109 $36,519,407
  Interest earned                             12,997      31,953      17,128
  Mineral leases and royalties               116,176     163,871     130,812
  Gain (loss) on disposition of property
   and equipment                             369,470     874,446       9,109
  Other                                    1,440,493   1,460,261     935,870
					 ----------- ----------- -----------
                                          45,125,532  45,202,640  37,612,326
					 ----------- ----------- -----------
 COST AND EXPENSES:
  Cost of products sold                   42,007,037  40,078,743  34,972,424
  General and administrative                 923,351   1,007,695     848,960
  Interest and loan expenses               1,162,980   1,187,177     774,671
					 ----------- ----------- -----------
                                          44,093,368  42,273,615  36,596,055
					 ----------- ----------- -----------
 INCOME BEFORE INCOME TAXES                1,032,164   2,929,025   1,016,271
 INCOME TAXES                                427,200     971,828     375,694
					 ----------- ----------- -----------
 NET INCOME                                  604,964   1,957,197     640,577

 RETAINED EARNINGS AT BEGINNING OF YEAR   13,138,727  11,181,530  10,540,953
					 ----------- ----------- -----------
 RETAINED EARNINGS AT END OF YEAR        $13,743,691 $13,138,727 $11,181,530
					 =========== =========== ===========
 WEIGHTED AVERAGE EARNINGS PER
  COMMON SHARE:
   Net income                                   $.24        $.78       $ .26
					 ===========  ========== ===========
 CASH DIVIDENDS PAID                            $  0        $  0      $    0
					 =========== =========== ===========


















                        See notes to financial statements

                                    II-8                                -13-

			    STERLING SUGARS, INC.
			  STATEMENTS OF CASH FLOWS

                                                Years Ended July 31,
                                            1999         1998        1997
				       ------------ ------------ ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings                           $   604,964  $ 1,957,197  $   640,577
 Adjustments to reconcile net income
  to net cash provided by (used
  in) operating activities:
   Depreciation                           2,311,398    1,673,931    2,276,837
   Deferred income taxes                    358,300     (257,599)     445,145
   (Gain) loss on dispositions of property
    and equipment                          (369,470)    (874,446)       9,110
   Changes in operating assets and liabilities:
   (Increase) decrease in accounts
    receivable                             (209,246)     (14,025)     (65,140)
   (Increase) decrease in inventories        15,105      461,941     (853,457)
   Decrease in expenditures for future
    crops                                   399,791         -            -
   (Increase) decrease in prepaid expenses   13,781    1,020,310     (907,879)
    Increase in accounts payable and
     accrued expenses and due to cane
     growers                              1,742,611     (169,638)     310,290
   Other items - net                        175,525      199,758     (269,041)
					  ----------- ------------ -----------
  NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES                   5,042,759    3,997,429    1,586,442
					 ------------ ------------ -----------
  CASH FLOWS FROM INVESTING ACTIVITIES:
   Increase in notes receivable             (77,586)      (4,757)    (145,955)
   Collection on notes receivable            62,840      228,947      165,613
   Purchases of property, plant and
    equipment                            (3,052,896)  (4,862,308) (10,264,099)
   Proceeds from dispositions of
    property and equipment                  299,795    1,021,079      196,481
   					 ------------  ----------- -----------
  NET CASH (USED IN)
   INVESTING ACTIVITIES                  (2,767,847)  (3,617,039) (10,047,960)
   					 ------------- ----------- -----------
  CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from short-term notes
    payable and long-term debt              117,685      550,067    7,486,891
   Payments on short-term notes
    payable and long-term debt           (2,098,699)  (1,068,921)    (467,543)
					 ------------ ------------ -----------
   NET CASH PROVIDED BY
    FINANCING ACTIVITIES                 (1,981,014)    (518,854)   7,019,348
					 ------------ ------------ -----------
   INCREASE (DECREASE) IN CASH AND
    TEMPORARY CASH INVESTMENTS              293,898     (138,464)  (1,442,170)
   CASH AND TEMPORARY CASH INVESTMENTS
    AT BEGINNING OF YEAR                    164,152      302,616    1,744,786
					  ----------- ----------- -----------
    (Continued)

                                      II-9                                -14-

			       STERLING SUGARS, INC.
			     STATEMENTS OF CASH FLOWS

                                                 Years Ended July 31,
					  ------------------------------------
                                             1999         1998        1997
					  ------------ ----------- -----------
  CASH AND TEMPORARY CASH INVESTMENTS
   AT END OF YEAR                         $  458,050  $  164,152  $   302,616
					  ============ =========== ===========

  SUPPLEMENTAL INFORMATION REGARDING
   CASH FLOWS:
   INTEREST PAID                          $1,153,036  $1,160,163  $   712,332
					  ============ ============ ==========

  INCOME TAXES PAID                       $   65,000  $  225,000  $   690,000
					  ============ ============ ===========





































                          See notes to financial statements

                                      II-10                              -15-

			      STERLING SUGARS, INC.
			  NOTES TO FINANCIAL STATEMENTS
                    YEARS ENDED JULY 31, 1999, 1998 AND 1997


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

 3. NOTES PAYABLE

      The Company had no current outstanding notes payable at July 31, 1999. Notes payable at July 31, 1998 consisted of $1,135,000 of short-term unsecured notes payable to a bank with interest at 8.50%.

      The maximum aggregate short-term borrowings outstanding were $31,182,200 in 1999, $20,106,000 in 1998 and $24,796,000 in 1997. The average aggregate amount of short-term borrowings and the weighted average interest rate was approximately $5,157,729 and 7.11% in 1999, $3,121,069 and 8.42% in 1998,
 and $1,266,159 and 7.31% in 1997. Short-term borrowings occur primarily during the months of September through December.

 4. LONG-TERM DEBT AND CAPITAL LEASE
     Long-term debt and capital lease at July 31, 1999 and 1998 consisted of the following:
                                                        1999        1998
						    -----------  -----------
     8.50% mortgage note collateralized by first
     mortgage on approximately 10,186 acres of
     land owned by the Company; payable in
     semi-annual payments of $194,240, including
     interest with the balance of $3,360,000 due
     January 1, 2002.                               $ 3,548,920   $ 3,630,505

     8.00% mortgage note collateralized by a first
     mortgage on 8,519 acres of land and a second
     mortgage on 10,186 acres of land owned by the
     Company; payable in semi-annual payments of
     $325,000, interest payable quarterly, with a
     final payment due October, 31, 2006.  This mortgage
     note provides for additional principal payments
     equal to fifty percent of the net income before
     depreciation reduced by capital expenditures.
     There were no required additional payments of
     principal at July 31, 1999 and 1998.  An
     additional covenant of the loan is that no
     dividends are to be paid.                        4,875,000     5,525,000

     8.9% note collateralized by equipment, payable
     in twenty-four monthly installments of $10,345
     including interest, beginning May 1, 1997           58,693       131,513

     8.5% note collateralized by equipment, payable
     in four annual installments of $18,760,
     including interest, and one installment for
     balance of $61,142, beginning February 2, 1998     131,742       115,678

     10% capital lease collateralized by equipment,
     payable in thirty-six monthly payments of
     $7,782, including imputed interest, beginning
     November 1, 1997 with a final payment of
     $42,500 due October 1, 2000                        146,829       221,429



                                     II-12                              -17-

     6.92% note collateralized by equipment payable
     in three annual installments of $33,816 including
     interest, beginning March 10, 1999.                 61,208        88,874

     9.5% note payable collateralized by vehicle and
     equipment, interest payable annually, with
     final payment of interest and principal due
     May 8, 2000.                                        50,008          -

     9.56% capital lease payable in twelve monthly
     installments of $1,109 including imputed
     interest beginning February 5,1998 with the
     final payment due January 5, 1999                     -            5,415
                                                    ------------  ------------
                                                      8,872,400     9,718,414
     Less portion due within one year                  (988,416)     (941,151)
						    ------------ -------------
                                                    $ 7,883,984   $ 8,777,263
						    ============ =============

     The aggregate annual principal payments applicable to these notes and capital leases are payable as follows:

       Year ended July 31, 2000           $    988,416
       Year ended July 31, 2001                871,147
       Year ended July 31, 2002              4,092,004
       Year ended July 31, 2003                680,900
       Year ended July 31, 2004                650,000
       Thereafter                              601,517
					  -------------
                                          $  7,883,984
					  =============

     The Company has a line of credit of $9,000,000 with a bank.
     At July 31, 1999, the Company was in compliance with all debt covenants relating to the line of credit with the exception of the covenant requiring that the line of credit be repaid in full for a minimum of thirty days in each fiscal year and failure to meet the current ratio covenant of 1:1. The bank reduced the thirty day requirment to ten days for the current fiscal year and waived the current ratio covenant.

  5. INCOME TAXES

    Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's net deferred tax liability as of July 31, 1999 and 1998 are as follows:






                                    II-13                                -18-

                                                        1999        1998
						   ------------ ------------
    Deferred tax assets:
       Tax credit carryforwards                    $   189,400   $   189,400
       Operating loss carryovers                       911,800     1,160,200
       Other                                            95,200        76,900
						   ------------ -------------
        Total                                        1,196,400     1,426,500
                                               ------------ -------------
   Deferred tax liabilities:
       Differences between book and tax basis of
       property                                     (2,195,600)   (2,060,500)
       Other                                              -           (6,900)
						   ------------ -------------
        Total                                       (2,195,600)   (2,067,400)
						   ------------ -------------
    Net                                            $(  999,200) $   (640,900)
						   ============ =============

   The foregoing net amounts were included in the accompanying balance sheet as follows:
                                                          1999       1998
						       --------- -----------
   Deferred tax assets - Current                    $   377,800  $  543,000
   Deferred tax liability - Non-current              (1,377,000) (1,183,900)
                                                    ------------ -----------
   Net                                              $(  999,200) $( 640,900)
                                                    ============ ===========

   There was no valuation allowance required at July 31, 1999 and 1998.

   Income taxes (benefits) consist of the following components:

                                                1999      1998        1997
					    ---------- ---------- -----------
   Current tax liability (benefit)        $     68,900 $  714,228 $  (69,451)
   Deferred                                    358,300    257,600    445,145
					    ---------- ---------- -----------
                                            $  427,200 $  971,828 $  375,694
					    ========== ========== ===========

   State income taxes included in income tax expense amounted to approximately $22,900 in 1999, $64,900 in 1998 and $20,325 in 1997.

   Deferred income taxes relate primarily to the following items:

                                                 1999      1998        1997
					    ----------- ---------- -----------
   Alternative minimum tax carrover         $     -    $    -       $ 311,000
   Depreciation                                135,100    172,800      (8,200)
   Gain on sale of land                           -       380,400        -
   Net operating loss carryforward             182,300 (1,160,200)       -
   Other                                        40,900    132,100     142,345
					    ----------- ---------- ------------
                                            $  358,300 $ (474,900)  $ 445,145
					    =========== ========== ============

                                     II-14                               -19-

   Income taxes as a percentage of pretax earnings vary from the effective Federal statutory rate of 34%. The reasons for these differences are shown below:
                                          1999        1998         1997
                                      ------------ ------------ ---------------
                                        Amount  %   Amount    %    Amount   %
                                     ------------- ------------ ---------------
   Income taxes at statutory
    rate of pretax earnings          $  401,936 34 $  995,869 34$   345,532 34
   Increase (decrease) in taxes
    resulting from:
     State income taxes                  22,900  8     64,900  8     20,325  8
     Other items - net                    2,364  1   ( 88,941)(3)     9,837  0
                                     ------------- ------------- --------------
   Actual income taxes               $  427,200 37 $  971,828 33 $  375,694 37
                                     ============= ============= =============

   At July 31, 1999 the Company had alternative minimum tax credit carryforwards of approximately $188,593 available to reduce future income taxes payable under certain circumstances. The alternative minimum tax credit carryover period is unlimited. The Company had a net operating loss carryover of approximately $2,431,000 which can be utilized ratably over the next five years and provides for a maximum carryover period of fifteen years.

 6. RETIREMENT PLAN
   The Company has a defined benefit non-contributory retirement plan in force covering eligible salaried and factory hourly employees.

   The Company's current policy is to contribute annually the amount that can be deducted for federal income tax purposes. The benefits are based upon years of service and employee's compensation during the best five years of employment. The total pension expense for the years ended July 31, 1999, 1998 and 1997 was $53,000, $53,888 and $39,000, respectively.

   Data relative to the Plan were as follows (in thousands):
                                                             July 31,
						       ---------------------
                                                         1999       1998
						       ---------  ---------
   Actuarial present value of benefit obligations:
     Vested benefit obligation                         $   1,288  $  1,268
						       ==========  ========

     Accumulated benefit obligation                    $   1,320  $  1,292
						       ==========  ========

     Projected benefit obligation for service rendered
      to date                                          $  (1,609) $ (1,480)
     Plan assets at fair value                             1,505     1,441
						       ----------  --------





                                     II-15                               -20-

     Plan assets in excess of projected benefit
     obligation                                             (104)      (39)
     Remaining unrecognized portion of net assets at
     February 1, 1987                                          4       (82)
     Unrecognized net loss from past experience
     different from that assumed                              128      139
							---------- --------
     Prepaid pension cost included in other assets      $      28  $    18
							========== ========

   The net pension expense for 1999, 1998 and 1997 included the following (income) expense components:
                                                         1999    1998    1997
						       ------- ------- -------
   Service cost - benefits earned during the period  $     61  $   54  $   52
   Interest cost on projected benefit obligation          107     104      97
   Actual return on plan assets                          (113)   (109)   (105)
   Net amortization and deferrals                         (10)    (10)    (10)
   						     --------- ------- -------
   NET PENSION EXPENSE                               $     45  $   39  $   34
						     ========= ======= =======

   The discount rate used in determining the actuarial present value of the projected benefit obligation was 7.1% in 1999, 7.5% in 1998 and 1997.
   The projected rate of increase in future compensation levels used was 5.5% in 1999, 1998 and 1997. The expected rate of return on plan assets was 8% in 1999, 1998 and 1997. The plan's assets consist primarily of deposits in the general funds of an insurance company.

7. EMPLOYEE SAVINGS PLAN

   The Company established, effective February 1, 1992, an Employee Savings Plan under Section 401(k) of the Internal Revenue Code. The Plan, which covers eligible salaried and factory hourly employees, provides that the Company match up to 50% of the first 6% of employee contributions. The Company's contribution for the years ended July 31, 1999, 1998 and 1997 $42,000, $45,000 and $42,000, respectively.

8. REVENUES

   Sugar and molasses sales are comprised of the following:
                                               1999       1998        1997
					   ----------- ----------- -----------
   Sugar                                  $42,330,940  $41,356,938 $35,181,074
   Molasses                                   855,456    1,315,171   1,338,333
   					   ----------- ----------- -----------
                                          $43,186,396  $42,672,109 $36,519,407
                                          ============ =========== ===========

   Sugar sales to individual major customers amounted to $18,201,861, $11,409,308, $6,102,583, and $6,616,917 in 1999, $19,279,567, $6,323,505,
   and $11,377,808 in 1998, $13,773,452, $11.236,965 and $7,794,365 in 1997.




                                     II-16                               -21-

   Income from mineral leases and royalties is comprised of the following:

                                                  1999     1998      1997
					       --------- -------- ---------
   Oil and gas royalties                       $  8,730  $ 15,951  $ 19,989
   Mineral leases                               107,446   147,920   110,823
   					       --------- --------  ---------
                                               $116,176  $163,871  $130,812
					       ========= ========  =========

   Oil and gas royalties consist entirely of landowners overrides which management considers incidental to the operations of the Company. Reserve information relating to this production has not been made available to the Company.

   Other income is comprised of the following:
                                                 1999     1998       1997
                                              --------- ---------  ---------
   Rental property                           $1,290,752 $1,285,362 $ 647,889
   Other                                        149,741    174,899   287,981
                                              --------- ---------- ---------
                                             $1,440,493 $1,460,261 $ 935,870
                                              ========= ========== =========

9. COMMITMENTS AND CONTINGENCIES

   The Company has certain lease obligations under which a total of approximately 789 acres of agricultural land are being leased. At the present time, substantially all of these properties are being subleased and resulted in net payments of zero in all years. The subleases have the same payment and option terms as the Company's leases.

   The Company is contingently liable or co-maker of a collateralized note in the amount of $900,000 and $1,150,000 for Patout Equipment Co., at July 31, 1999 and 1998, respectively. The outstanding balance on these notes was $333,218 at July 31, 1999 and $250,000 at July 31, 1998.

   The Company entered into a technical service contract which provides for a fee payable to M. A. Patout & Son, Ltd. equal to ten percent of net income before income taxes from the manufacture, production and sale of raw sugar and molasses each year provided that net income from the foregoing exceeds $500,000. The agreement was to expire on January 31, 1999 but because of the change in the Company's year end from January 31 to July 31 the contract was extended to July 31, 1999. There was no fee due M. A. Patout & Son, Ltd. at July 31, 1999. The Company paid M. A. Patout & Son, Ltd.
   a fee of $219,305 due under the contract for the year ended January 31, 1997. There were no fees due for the year ended January 31, 1998 nor for the six months ended July 31, 1998.








                                     II-18                               -22-

   The Company has guaranteed a $395,000 collateralized note for a harvesting company.

   The Company has an option to purchase approximately 238 acres of agricultural land in St. Mary Parish for approximately $357,000. As consideration for this option the Company pledged a certificate of deposit in the amount of $82,160.

10. RELATED PARTIES

   During the years ended July 31, 1999 and 1998, the Company was involved in the following related party transactions:

   The Company reimbursed M. A. Patout & Son, Ltd. certain expenses paid by them on behalf of the Company. Reimbursements were $175,008 in 1999 and $118,701 in 1998. The Company reimbursed Raceland Sugars, Inc., a wholly owned subsidiary of M. A. Patout & Son, Ltd., certain expenses paid by them on behalf of the Company. These reimbursements were $1,199 for 1999 and $92 for 1998.

11. FAIR VALUE OF FINANCIAL INSTRUMENTS

   Estimated fair value of the Company's financial instruments were as follows (in thousands):
                                            July 31, 1999    July 31, 1998
                                           ---------------   ---------------
					   Carrying  Fair    Carrying Fair
					     value   value    value   value
					   --------- -----   -------- ------
    Cash and cash equivalents             $   458  $   458  $  164  $   164
    Accounts receivable                       586      586     376      376
    Notes receivable                          512      357     497      369
    Short-term debt                            -        -    1,135    1,135
    Accounts payable                        1,218    1,218     886      886
    Due to growers                          1,660    1,660     240      240
    Long-term debt (including current
      portion)                              8,872    8,872   9,718    9,718

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






                                     II-19                               -23-

9. ITEM 9 -CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    It is anticipated that Broussard, Poche, Lewis & Breaux, will be asked to serve as the Company's independent public accountants for the fiscal year ending July 31, 2000. A representative of the firm is expected to be present at the annual meeting and to be available to respond to appropriate questions. He will have the opportunity to make a statement if he desires.

    At the Company's Board of Directors meeting on February 8, 1999 the Board appointed the accounting firm of Broussard, Poche', Lewis & Breaux, LLP as independent accountants for the Registrant for 1999. The work of LeGlue & Company was terminated at that time.

    During the two most recent fiscal years and the interim periods subsequent to July 31, 1998, there have been no disagreements with LeGlue & Company on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure or any reportable events.

    LeGlue's report on the financial statements for the past two years contained no adverse opinion or disclaimer and was not qualified or modified as to uncertainty, audit scope or accounting principles.

				   PART III

ITEM 10-DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     As respects directors information required under this item is contained in the registrant's Proxy Statement dated November 12, 1999 under the captions "Election of Directors" and "Information Concerning Management-Business Experience of Directors," incorporated herein by reference.

     The following table sets forth information concerning the Company's executive officers, including their principal occupation for the the past five years and all positions and offices held with the Company by such executive officers. The term of each of the below named executive officers, elected May 21, 1998, expires on November 12, 1999, or when their successors have been chosen.

	    NAME             CAPACITY                            AGE
      ----------------------------------------------------------------------
      Craig P. Caillier      President and CEO February 2,
			     1996 to present; Senior Vice
			     President and General Manager
                             January 1994 - February 1, 1996.        37

      Stanley H. Pipes       Vice President from 1977 until August
			     1989; Senior Vice President from
			     August 1989 until January 1994; Vice
			     President since that date; Treasurer
                             since 1971.                             64

 Information required under this item as respects compliance with Section 16
 (a) of the Securities Exchange Act of 1934 is contained in the registrant's Proxy Statement dated November 12, 1999 under the caption "Information Concerning Management-Certain Transactions," incorporated herein by reference.
                                    III-1                                 -24-

ITEM 11-EXECUTIVE COMPENSATION

 Information required under this item is contained in the registrant's Proxy Statement dated November 12, 1999 under the caption "Information Concerning Management-Executive Compensation," incorporated herein by reference.

ITEM 12-SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

 Information required under this item is contained in the registrant's Proxy Statement dated November 12, 1999 under the captions "Voting Securities and Principal Holders Thereof" and "Election of Directors," incorporated herein by reference.

ITEM 13-CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

 Information required under this item is contained in the registrant's Proxy Statement dated November 12, 1999 under the caption "Information Concerning Management-Certain Transactions," incorporated herein by reference.







































                                    III-2                                 -25-

				    FORM 10-K

				     PART IV

ITEM 14-EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8K

 (a) 1. Financial Statements

	The following financial statements of Sterling Sugars, Inc. are included in Part II, Item 8:

         Independent Auditors Report (Fiscal Years 1999 and 1998)

         Balance Sheets as of July 31, 1999 and 1998

	 Statements of Income and Retained Earnings for years ended
          July 31, 1999, 1998 and 1997

         Statements of Cash Flows for years ended July 31, 1999,
          1998 and 1997

	 Notes to Financial Statements

 (a) 2. Financial Statement Schedules

	  Not Applicable

 All schedules are omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.



























                                      IV-1                              -26-

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
	       (gg) Agricultural lease-Theodore Broussard           (o)
	       (hh) Agricultural lease-Kevin Breaux                 (o)
	       (ii) Agricultural lease-Sun Operating Limited P.     (o)









                                      IV-2                             -27-

				    FORM 10-K

				     PART IV
				   (Continued)

	       (jj) Agricultural lease - Mildred Buckner              (o)
	       (kk) Sublease - C. J. Hebert                           (o)
	       (ll) Sublease - Merrill Smith                          (o)
	       (nn) Lease Purchase Agreement-Michael Champagne        (o)
	       (oo) Hunting lease - Richard McGoff                    (o)
	       (ss) Agricultural agreement-Advanced Agriculture, Inc. (p)
	       (tt) Amendment to agriculture agreement-Advanced Ag.   (p)
               (uu) Agricultural lease renewal-Daniel Gonsoulin       (q)
               (vv) Agricultural lease renewal-Baker Plantation, Inc. (q)
               (ww) Agricultural lease renewal-Bolton Cane Company    (r)
               (xx) Agricultural lease-Northside Planting             (r)
               (yy) Agricultural lease-S & S Farms                    (r)
               (zz) Agricultural lease-Breaux Bros. Farms, Inc.       (r)
              (aaa) Lease Agreement-Myette Point Boat Landing         (r)
              (bbb) Lease Agreement-Myette Point Dock                 (r)
              (ccc) Agricultural lease - Ellender Farms               (s)
              (ddd) Agricultural lease - Gravois Farms                (s)

    (11)    Computation of earnings per share                        (37)

 (b) Reports on Form 8-K

     Incorporated by refernce from registrant's Form 8-K filed on March
      8, 1999.

 Footnotes:
  (a) Incorporated by reference from registrant's Form 10-K filed May 21,
       1965.*

  (b) Incorporated by reference from registrant's Form 10-K for the fiscal year ended January 31, 1981.*

  (c) Incorporated by reference from registrant's Form 10-K for the fiscal year ended January 31, 1982.*

  (e) Incorporated by reference from registrant's Form 10-K for the fiscal year ended January 31, 1984.*

  (f) Incorporated by reference from registrant's Form 10-K for the fiscal year ended January 31, 1986.*

  (g) Incorporated by reference from registrant's Form 10-K for the fiscal year ended January 31, 1987.*

  (i) Incorporated by reference from registrant's Form 10-K for the fiscal year ended January 31, 1989.*

  (j) Incorporated by reference from registrant's Form 10-K for the fiscal year ended January 31, 1990.*



                                     IV-3                               -28-

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

  (n) Incorporated by reference from registrant's Form 10-K for the fiscal year ended January 31, 1994.*

  (o) Incorporated by reference from registrant's Form 10-K for the fiscal year ended January 31, 1995*

  (p) Incorporated by reference from registrant's Form 10-K for the fiscal year ended January 31, 1996*

  (q) Incorporated by reference from registrant's Form 10-K for the fiscal year ended January 31, 1997*

  (r) Incorporated by reference from registrant's Form 10-K for the fiscal year ended January 31, 1998*

  (s) Incorporated by reference from registrant's Transition Form 10-K for the six months ended July 31, 1998*

      * Commission File Number 0-1287




























                                        IV-4                              -29-

				  Signatures

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

						STERLING SUGARS, INC.

    Date October 22, 1999                       BY /s/ Craig P. Caillier
    ---------------------                       ------------------------
						   Craig P. Caillier
						   President & CEO

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, which includes the Chief Executive Officer, the Chief Financial and Accounting Officer and a majority of the Board of Directors, on behalf of the Registrant and in the capacities and on the dates indicated:

  /s/ Craig P. Caillier         President & CEO and         October 22, 1999
  ---------------------         Director
       Craig P. Callier

  /s/ Stanley H. Pipes          Vice President & Treasurer
  ----------------------        (Principal Financial and
       Stanley H. Pipes         Accounting Officer)         October 22, 1999


  /s/ William S. Patout III     Director                    October 22, 1999
  ------------------------
       William S. Patout III


  /s/ Peter V. Guarisco         Director                    October 22, 1999
  ------------------------
       Peter V. Guarisco

  /s/ J. Patout Burns, Jr.      Director                    October 22, 1999
  ----------------------
       J. Patout Burns, Jr.

  /s/ Rivers Patout             Director                    October 22, 1999
  ----------------------
       Rivers Patout


  /s/ Victor Guarisco, II       Director                    October 22, 1999
  -----------------------
       Victor Guarisco, II








                                       IV-5                            -30-

				 INDEX TO EXHIBITS

       (10) Material Contracts

            Agricultural lease - Judd Anderson                       (32)


       (11) Computation of Earnings per Common Share                 (37)

















































                                     IV-6                              -31-