Form 10-Q
period 1999-10-31
STERLING SUGARS INC
filed 1999-12-14
CIK 94185

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                                   FORM 10-Q

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended October 31, 1999

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

        YES X  NO

        There were 2,500,000 common shares outstanding at November 30, 1999.


                                                  Total number of pages    12

                            STERLING SUGARS, INC.

                                 I N D E X

                                                                  PAGE
                                                                 NUMBER
        PART I:  FINANCIAL INFORMATION:

         ITEM 1. FINANCIAL STATEMENTS

                 Condensed balance sheets October 31, 1999
                 (unaudited) and July 31, 1999                     I-1

                 Statements of earnings and retained earnings
                 Three months ended October 31, 1999
                 (unaudited) and 1998 (unaudited)                  I-2

                 Statements of cash flows
                 Three months ended October 31, 1999
                 (unaudited) and 1998 (unaudited)                  I-3

                 Notes to condensed financial statements
                 Three months ended October 31, 1999 and 1998      I-5



         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS     I-6

        PART II. OTHER INFORMATION:

         ITEM 5. OTHER INFORMATION                                II-1

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8K                  II-1

                            STERLING SUGARS, INC.
                          CONDENSED BALANCE SHEETS

                                                  October 31,    July 31,
                                                     1999          1999
                                                   UNAUDITED       NOTE
     ASSETS:                                    ---------------------------
      CURRENT ASSETS:
         Cash and short-term investments        $    163,710 $     458,050
         Accounts receivable                       7,342,177       585,554
         Notes receivable                             60,017        62,800
         Inventories                               6,488,116       639,896
         Deferred income taxes                       377,800       377,800
         Other current assets                        497,674       706,883
                                                ------------- -------------
            TOTAL CURRENT ASSETS                $ 14,929,494  $  2,830,983
                                                ------------- -------------
       Property, plant and equipment - net      $ 24,629,317  $ 24,891,154
                                                ------------- -------------
       Expenditures for future crops            $  1,138,963  $  1,138,963
                                                ------------- -------------
       Notes receivable - net of allowance      $    589,734  $    512,246
                                                ------------- -------------
       Other assets                             $     67,970  $     38,511
                                                ------------- -------------
                                                $ 41,355,478  $ 29,411,857
                                                ============= =============
     LIABILITIES AND STOCKHOLDERS' EQUITY:
      CURRENT LIABILITIES:
        Accounts payable and accrued expenses   $  1,426,379  $  1,218,059
        Due cane growers                           2,973,466     1,660,252
        Short-term debt                           10,086,009         -
        Current portion long-term debt             1,067,454       988,416
                                                 ------------ -------------
            TOTAL CURRENT LIABILITIES           $ 15,553,308  $  3,866,727
                                                ------------- -------------
       Long-term debt                           $  7,892,721  $  7,883,984
                                                ------------- -------------
       Deferred income taxes                    $  1,377,000  $  1,377,000
                                                ------------- -------------

     STOCKHOLDERS' EQUITY:
        Common stock                            $  2,500,000  $  2,500,000
        Additional paid in capital (Note C)           40,455        40,455
        Retained earnings                         13,991,994    13,743,691
                                                ------------- -------------
                                                $ 16,532,449  $ 16,284,146
                                                ------------- -------------
                                                $ 41,355,478  $ 29,411,857
                                                ============= =============

       NOTE: The balance sheet at July 31, 1999 has been taken from the audited financial statements at that date, and condensed.

                   See notes to condensed financial statements



                                      I-1                                -3-

                            STERLING SUGARS, INC.
                 STATEMENT OF EARNINGS AND RETAINED EARNINGS
                                 (UNAUDITED)

                                              THREE MONTHS ENDED OCTOBER 31
                                              -----------------------------
                                                      1999         1998
                                                     ------       ------
                                                  (Unaudited)   (Unaudited)
        REVENUES:

         Sugar and molasses sales                $ 9,179,725   $ 7,461,246
         Interest earned                                  62         1,929
         Mineral leases and royalties                 27,551        21,314
         Other                                       510,983       433,277
                                                 ------------  ------------
                                                 $ 9,718,321   $ 7,917,766
                                                 ------------  ------------

        COSTS AND EXPENSES:

         Cost of products sold                   $ 8,822,884   $ 7,655,049
         General and administrative                  226,017       165,393
         Interest expense                            268,931       260,398
                                                 ------------  ------------
                                                 $ 9,317,832   $ 8,080,840
                                                 ------------  ------------

        NET EARNINGS (LOSS) BEFORE INCOME TAXES  $   400,489   $  (163,074)
        INCOME TAX EXPENSE (CREDIT)                  152,186       (61,968)
                                                 ------------  ------------
        NET EARNINGS (LOSS)                      $   248,303  $  (101,106)

        RETAINED EARNINGS AT BEGINNING OF PERIOD  13,743,691    13,138,727
                                                 ------------  ------------
        RETAINED EARNINGS AT END OF PERIOD       $13,991,994   $13,037,621
                                                 ============  ============

        NET EARNINGS (LOSS) PER SHARE            $       .10  $      (.04)
                                                 ============  ============













                    See notes to condensed financial statements



                                      I-2                                 -4-

                            STERLING SUGARS, INC.
                           STATEMENT OF CASH FLOWS

                                                THREE MONTHS ENDED OCTOBER 31
                                                -----------------------------
                                                         1999         1998
                                                        ------       ------
                                                      (Unaudited) (Unaudited)
   OPERATING ACTIVITIES:
    Net earnings (Loss)                            $    248,303  $  (101,106)
    Adjustments to reconcile net earnings to
    net cash provided by (used in) operating activities:
     Depreciation                                       571,017      523,570
    Changes in operating assets and liabilities:
     Increase in accounts receivable                 (6,756,623)  (5,409,158)
     Decrease in notes receivable                         2,783       16,214
     Increase in inventories                         (5,848,220)  (3,649,962)
     Increase (decrease) in other current assets       (209,209)     806,327
     Increase in accounts payable, accrued expenses
      and due cane growers                            1,600,572    1,833,015
     Other items - net                                  215,195      (53,581)
                                                    ------------ ------------
    Net cash provided by operating activities       $(10,176,182)$(6,034,681)
                                                    ------------ ------------
    INVESTING ACTIVITIES:
     Purchase of property, plant and equipment      $(  291,943) $  (403,703)
     Proceeds from sale of depreciable assets              -            -
                                                    -----------  ------------
     Net cash used in investing activities          $(  291,943) $  (403,703)
                                                    ------------ ------------
    FINANCING ACTIVITIES:
     Proceeds from short-term debt                  $12,028,009  $ 8,217,047
     Payments on short-term debt                     (1,942,000)  (1,745,500)
     Proceeds from long-term debt                       160,008         -
     Payments on long-term debt                      (   72,232)  (   23,428)
                                                    ------------ ------------
     Net cash provided by (used in) financing
       activities                                   $10,173,785  $ 6,448,119
                                                    ------------ ------------

    Increase (decrease) in cash and temporary
     investments                                    $  (294,340) $     9,735
    Cash and temporary investments at the
     beginning of the period                            458,050      164,152
                                                    ------------ ------------
    Cash and temporary investments at the
     end of the period                              $   163,710  $   173,887
                                                    ============ ============
    Continued


                   See notes to condensed financial statements






                                       I-3                                 -5-

                            STERLING SUGARS, INC.
                           STATEMENT OF CASH FLOWS
                                (CONTINUED)

                                            THREE MONTHS ENDED OCTOBER 31
                                            ------------------------------
                                                   1999        1998
                                                 --------    ---------
                                                (Unaudited)  (Unaudited)

      Supplemental information:

         Interest paid                           $  169,233  $  174,759
                                                 =========== ===========
         Income taxes paid                       $   20,000  $     -
                                                 =========== ===========









































                                       I-4                               -6-

                            STERLING SUGARS, INC.
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                 THREE MONTHS ENDED OCTOBER 31, 1999 AND 1998
                                 (UNAUDITED)


        A. CONDENSED FINANCIAL STATEMENTS:

             The condensed balance sheet as of October 31, 1999, the statements of earnings and retained earnings for the three months ending October 31, 1999 and 1998, and the condensed statements of cash flows for the three month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at October 31, 1999 and for all periods presented have been made.

             Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the July 31, 1999 annual report to stockholders. The results of operations for the period ending October 31, 1999 are not necessarily indicative of the operating results for the full year.




































                                      I-5                                -7-

                            STERLING SUGARS, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Forward -Looking Information
  ----------------------------
          This Form 10-Q contains certain statements that may be deemed "forward-looking statements." All statements, other than historical statements, in this Form 10-Q that address activities, events or developments that the Company intends, expects, projects, believes or anticipates will or may occur in the future, are forward-looking statements. Such statements are based on assumptions and analysis made by management of the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate. The forward-looking statements in the Form 10-Q are also subject to a number of material risks and uncertainties, including weather conditions in south Louisiana during the sugarcane growing season, the success of sugarcane pest and disease abatement procedures, the quality and quantity of the sugarcane crops, mechanical failures at the Company's sugar mill, and prices for sugar and molasses produced by the Company. Such forward-looking statements are not guarantees of future performance and actual results. Development and business decisions may differ from those envisioned by such forward-looking statements.

  Results of Operations:
  ----------------------

   General Information:
   --------------------

          The Company began its harvesting and grinding season on September 20, 1999 and had ground 378,858 tons of sugarcane by October 31, 1999. This tonnage yielded 38,261 tons of raw sugar or 202.0 pounds of raw sugar per ton of sugarcane. Last season, the Company had ground
     288,028 tons of sugarcane which produced 24,684 tons of raw sugar or
     171.4 pounds of raw sugar per ton of sugarcane. The Company had unusually good growing weather this year which has resulted in what appears to be a record crop. The Company expects to grind approximately 1,100,000 tons of sugarcane this season compared to 1,031,144 tons last season. Additionally, sugar yields are up considerably as noted above. Unseasonable warm weather after the crop started contributed to the low yield of sugar last season. Sugar yields are typically lower at the beginning of harvest as the cane has not fully matured at that time. Because of the expected large crop, the Company started the season earlier than normal which accounts for the higher tonnage ground at October 31, 1999. Last year the Company started on October 1, 1998.

          The raw sugar price has declined substantially in the last several months with nearby futures quoted at around 17 cents per pound. Last year the Company received a basis price of 20.80 cents per pound average for the 1998 crop and 21.02 cents for the 1997 crop. As of October 31, 1999, the Company had received an average of 20.74 cents for sugar. However, this price includes forward sales of sugar made before the price decline and it appears at this point that the average will continue to decline throughout the crop. The record crop and better than average sugar yield should help offset the decline in price.

                                       I-6                                -8-

     Sugar and Molasses Sales:
     -------------------------

          Sugar and molasses sales for the three months ended October 31, 1999 and 1998 were as follows:
                                                1999         1998
                                               ------       ------
              Raw sugar sales              $ 9,031,764   $ 7,366,904
              Molasses sales                   147,961        94,342
                                           ------------ -------------
                                           $ 9,179,725   $ 7,461,246
                                           ============ =============


          As of October 31, 1999, the Company had shipped 22,186 tons of raw sugar compared to 16,700 tons shipped as of October 31, 1998. The higher sales for the current period reflect the early start and the shipment of 5,486 tons of raw sugar more than the previous year.

          Molasses production was down slightly at 5.72 gallons per ton of sugarcane ground compared to 6.00 gallons per ton last year. The price of molasses continues to be depressed as a result of oversupply worldwide. Last year, molasses sales were two percent of total sales.

     Interest Earned:
     ----------------

         Interest earned was $62 for the three months ending October 31, 1999 compared to $1,929 for the same period last year.

     Mineral Leases and Royalties:
     -----------------------------

          Mineral leases and royalties were $27,551 for the three months ended October 31, 1999 compared to $21,314 for the three months ended
     October 31, 1998.   There were no new oil and gas leases granted for
     the three month period ended October 31, 1999. The Company currently has four leases outstanding. The proceeds from these leases are amortized over the life of the lease. Lease income was $27,100 and royalties were $451 for the current period and $18,974 and $2,340, respectively for the three month period ended October 31, 1998.

     Other Revenues:
     ---------------

          Other revenues consist mainly of miscellaneous income and cane land rentals. Cane land rentals for the three months ended October 31, 1999 were $478,823 compared to $354,870 for the same period in the prior year. The higher cane rental income is primarily because of the higher tonnage ground and to a lesser extent the leasing of approximately 228 acres of Company owned land to an area farmer.





                                      I-7                                 -9-

     Cost of Products Sold:
     ----------------------

          Cost of products sold increased to $8,822,884 for the three month period ending October 31, 1999 from $7,655,049 for the three months ended October 31, 1998. Costs relating to sales are charged to cost of products sold. Accordingly, costs have increased relative to the higher sales for the current period.

     General and Administrative Expenses:
     ------------------------------------

          General and administrative expenses were $226,017 for the current period and $165,393 for the same period last year. The increase reflects higher costs for pension, hospitalization and miscellaneous expenses.

     Interest Expense:
     -----------------

          Interest expense increased slightly to $268,931 for the three months ended October 31, 1999 from $260,398 for the three months ended October 31, 1998. Short-term debt outstanding was $10,086,009 on October 31, 1999 and $7,606,547 on October 31, 1998. The interest rate on October 31, 1999 was 7.25% compared to 7.00% on October 31, 1998.

     Income Taxes:
     -------------

          The income tax expense (credit) for the three month periods ending October 31, 1999 and 1998 were recorded at the statutory rate of 38 percent which reflects the 34 percent federal corporate rate plus 4 percent state income taxes.

     Liquidity and Capital Resources:
     --------------------------------

          At October 31, 1999, the Company had negative working capital of $623,814 compared to negative working capital of $509,191 at October 31, 1998. Working capital ratios were .96:1 and .96:1 respectively.

          Typically, the Company begins short-term borrowing during the idle season to finance company operations and capital additions. At July 31, 1999, short-term debt outstanding was $0 and at October 31, 1999 short-term debt had increased to $10,086,009 which included $2,228,172 borrowed on the last day of the period. On October 31, 1998, short-term debt was $7,606,547. The short-term interest rate increased from 7.00% on October 31, 1998 to 7.25% on October 31, 1999. The Company has a $12,000,000 line of credit with a bank.








                                      I-8                                -10-

         PART II - OTHER INFORMATION

         ITEM 5  - OTHER INFORMATION

         ITEM 6  - EXHIBITS AND REPORTS ON FORM 8K
                   (a) Exhibits - None
                   (b) Reports on Form 8K
                       No reports on Form 8-K have been filed for the period.
















































                                    II-1                                -11-

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


     DATE   December 14, 1999                By /s/ Craig P. Caillier
         ---------------------------         ------------------------
                                              CRAIG P. CAILLIER
                                              PRESIDENT AND CEO




    DATE    December 14, 1999                By /s/ Stanley H. Pipes
        ----------------------------         -------------------------
                                              STANLEY H. PIPES
                                              VICE PRESIDENT AND TREASURER




























                                     II-2                                -12-