Form 10-Q
period 2000-01-31
STERLING SUGARS INC
filed 2000-03-14
CIK 94185

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                                   FORM 10-Q

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended January 31, 2000

                                       OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

        For the transition period from_________________to__________________


                         COMMISSION FILE NUMBER  0-1287


                              STERLING SUGARS, INC.
        ____________________________________________________________________
              Exact name of registrant as specified in its charter


                 Louisiana                              72-0327950
        _______________________________       ______________________________
        State or other jurisdiction of         IRS employer identification
        incorporation or organization                     number


            P. O. Box 572, Franklin, La.                   70538
        ____________________________________________________________________
        Address of principal executive offices            Zip Code


        Registrant's telephone number including area code       318 828 0620

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

        There were 2,500,000 common shares outstanding at March 2, 2000.


                                                  Total number of pages    13

                            STERLING SUGARS, INC.

                                 I N D E X

                                                                  PAGE
                                                                 NUMBER
        PART I:  FINANCIAL INFORMATION:

         ITEM 1. FINANCIAL STATEMENTS

                 Condensed balance sheets January 31, 2000
                 (unaudited) and July 31, 1999                     I-1

                 Statements of earnings and retained earnings
                 Six months ended January 31, 2000 (unaudited)
                 and 1999 (unaudited)                              I-2

                 Statements of earnings and retained earnings
                 Three months ended January 31, 2000 (unaudited)
                 and 1999 (unaudited)                              I-3

                 Statements of cash flows
                 Six months ended January 31, 2000 (unaudited)
                 and 1999 (unaudited)                              I-4

                 Notes to condensed financial statements
                 Three and six months ended January 31, 2000
                 and 1999                                          I-5

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS     I-6

        PART II. OTHER INFORMATION:

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8K                  II-1

                            STERLING SUGARS, INC.
                          CONDENSED BALANCE SHEETS

                                                  January 31,    July 31,
                                                     2000          1999
                                                   UNAUDITED       NOTE
     ASSETS:                                    ---------------------------
      CURRENT ASSETS:
         Cash and short-term investments        $(     6,176) $    458,050
         Accounts receivable                      14,704,962       648,354
         Raw sugar and molasses inventories
           (at market)                            13,340,306          -
         Operating supplies - at cost                692,068       639,896
         Deferred income taxes                       377,800       377,800
         Other current assets                        254,561       706,883
                                                ------------- -------------
            TOTAL CURRENT ASSETS                $ 29,363,521  $  2,830,983
                                                ------------- -------------
       Property, plant and equipment - net      $ 24,186,948  $ 24,891,154
                                                ------------- -------------
       Expenditures for future crops            $  1,138,963  $  1,138,963
                                                ------------- -------------
       Notes receivable - net of allowance      $    582,945  $    512,246
                                                ------------- -------------
       Other assets                             $     56,108  $     38,511
                                                ------------- -------------
                                                $ 55,328,485  $ 29,411,857
                                                ============= =============
     LIABILITIES AND STOCKHOLDERS' EQUITY:
      CURRENT LIABILITIES:
        Notes Payable                           $ 16,588,293   $      -
        Accounts payable and accrued expenses      3,393,669     1,218,059
        Due cane growers                           5,602,030     1,660,252
        Current portion long-term debt             1,050,397       988,416
                                                ------------- -------------
            TOTAL CURRENT LIABILITIES           $ 26,634,389  $  3,866,727
                                                ------------- -------------
       Long-term debt                           $  7,464,898  $  7,883,984
                                                ------------- -------------
       Deferred income taxes                    $  1,377,000  $  1,377,000
                                                ------------- -------------

     STOCKHOLDERS' EQUITY:
        Common stock                            $  2,500,000  $  2,500,000
        Additional paid in capital                    40,455        40,455
        Retained earnings                         17,311,743    13,743,691
                                                ------------- -------------
                                                $ 19,852,198  $ 16,284,146
                                                ------------- -------------


                                                $ 55,328,485 $ 29,411,857
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

                            STERLING SUGARS, INC.
                 STATEMENT OF EARNINGS AND RETAINED EARNINGS
                                 (UNAUDITED)

                                                SIX MONTHS ENDED JANUARY 31
                                                ---------------------------
                                                      2000         1999
                                                    --------    ----------
        REVENUES:

         Sugar and molasses sales                $32,559,949   $29,149,561
         Interest earned                               1,723         1,980
         Mineral leases and royalties                 51,563        41,592
         Other                                     1,626,208     1,318,263
                                                 ------------  ------------
                                                 $34,239,443   $30,511,396
                                                 ------------  ------------

        COSTS AND EXPENSES:

         Cost of products sold                   $27,253,131   $26,021,795
         General and administrative                  532,095       399,518
         Interest expense                            699,294       610,686
                                                 ------------  ------------
                                                 $28,484,520   $27,031,999
                                                 ------------  ------------

        NET EARNINGS BEFORE INCOME TAXES         $ 5,754,923   $ 3,479,397
        INCOME TAXES                               2,186,871     1,322,170
                                                 ------------  ------------
        NET EARNINGS                             $ 3,568,052   $ 2,157,227

        RETAINED EARNINGS AT BEGINNING OF PERIOD  13,743,691    13,138,727
                                                 ------------  ------------
        RETAINED EARNINGS AT END OF PERIOD       $17,311,743   $15,295,954
                                                 ============  ============

        NET EARNINGS PER SHARE                   $      1.43   $       .86
                                                 ============  ============










                    See notes to condensed financial statements







                                      I-2                                 -4-

                            STERLING SUGARS, INC.
                 STATEMENT OF EARNINGS AND RETAINED EARNINGS
                                 (UNAUDITED)

                                              THREE MONTHS ENDED JANUARY 31
                                              -----------------------------
                                                      2000         1999
                                                   ---------     ---------
        REVENUES:

         Sugar and molasses sales                $23,380,224   $22,027,084
         Interest earned                               1,661            51
         Mineral leases and royalties                 24,012        20,278
         Other                                     1,115,225       884,986
                                                 ------------  ------------
                                                 $24,521,122   $22,932,399
                                                 ------------  ------------

        COSTS AND EXPENSES:

         Cost of products sold                   $18,430,247   $18,705,515
         General and administrative                  306,078       234,125
         Interest expense                            430,363       350,288
                                                 ------------  ------------
                                                 $19,166,688   $19,289,928
                                                 ------------  ------------

        NET EARNINGS BEFORE INCOME TAXES         $ 5,354,434   $ 3,642,471
        INCOME TAXES                               2,034,685     1,384,138
                                                 ------------  ------------
        NET EARNINGS                             $ 3,319,749   $ 2,258,333

        RETAINED EARNINGS AT BEGINNING OF PERIOD  13,991,994    13,037,621
                                                 ------------  ------------
        RETAINED EARNINGS AT END OF PERIOD       $17,311,743   $15,295,954
                                                 ============  ============

        NET EARNINGS (LOSS) PER SHARE            $      1.33   $       .90
                                                 ============  ============












                    See notes to condensed financial statements






                                      I-3                                 -5-

                            STERLING SUGARS, INC.
                           STATEMENT OF CASH FLOWS
                                (UNAUDITED)
                                                  SIX MONTHS ENDED JANUARY 31
                                                  ---------------------------
                                                         2000       1999
                                                      ---------  ---------

   OPERATING ACTIVITIES:
    Net earnings                                   $  3,568,052  $  2,157,227
    Adjustments to reconcile net earnings to net
     cash provided by operating activities:
     Depreciation                                     1,142,034     1,109,744
    Changes in operating assets and liabilities:
     Increase in accounts receivable                (14,056,608)   (9,714,950)
     Increase in inventories                        (13,392,479)  (11,363,445)
     Increase in accounts payable accrued
      expenses and due cane growers                   6,117,388     8,995,402
     Other items - net                                  345,964       724,284
                                                    ------------ ------------
    Net cash provided by operating activities      $(16,275,649)  $(8,091,738)
                                                    ------------ ------------
    INVESTING ACTIVITIES:
     Collection on notes receivable                       8,363        44,232
     Purchase of property, plant and equipment     $(   420,591)  $(  582,808)
                                                    -----------  ------------
     Net cash used in investing activities         $(   412,228)  $(  538,576)
                                                    ------------ ------------
    FINANCING ACTIVITIES:
     Proceeds from short-term notes payable
      and long-term debt                           $ 32,206,526  $ 22,303,200
     Payments on short-term notes payable
      and long-term debt                            (15,982,875)  (13,832,774)
                                                    ------------ ------------
     Net cash provided by financing activities     $ 16,223,651  $  8,470,426
                                                    ------------ ------------

    Decrease in cash and temporary investments     $(   464,226) $(   159,888)
    Cash and temporary investments at the
     beginning of the period                            458,050       164,152
                                                    ------------ ------------
    Cash and temporary investments at the
     end of the period                             $(     6,176) $      4,264
                                                    ============ ============

    Supplemental information:

     Interest paid                                 $    622,976  $    610,686
                                                    ===========  ============
     Income taxes paid                             $     60,470  $      -0-
                                                    ===========  ============




                  See notes to condensed financial statements


                                      I-4                                 -6-

                            STERLING SUGARS, INC.
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
              THREE AND SIX MONTHS ENDED JANUARY 31, 2000 AND 1999
                      (UNAUDITED)          (CONTINUED)


        A. CONDENSED FINANCIAL STATEMENTS:

             The condensed balance sheet as of January 31, 2000, the statements of earnings and retained earnings for the three and six months ending January 31, 2000 and 1999, and the condensed statements of cash flows for the six month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at January 31, 2000 and for all periods presented have been made.

             Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the July 31, 1999 report to stockholders. The results of operations for the period ending January 31, 2000 are not necessarily indicative of the operating results expected for the full year.






























                                      I-5                                -7-

                            STERLING SUGARS, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Forward -Looking Information:

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

     Results of Operations:

      General Information:

         The Company's grinding season commenced on September 20, 1999 and ended January 9, 2000. A total of 1,139,296 tons of sugarcane were processed which was a company record. The Company processed 1,031,144 tons last year also a company record at that time.

         Sugar yield was up this year and is estimated at 209 pounds of sugar per ton of sugarcane compared to 192 pounds the previous year. The higher yield for the current year was most likely caused by the weather patterns experienced during the spring and summer growing season which were favorable for cane growth and maturity.

         The price the Company receives for its raw sugar has declined subtantially compared to the previous year. Last year, the Company's average price for raw sugar was approximately 21.15 cents per pound.
     The average price for the six months ended January 31, 2000 was 20.56 cents per pound and is expected to go lower. The Company systematically sells on the futures market throughout the year which cushioned the substantial price decline. As an example of the price decline, the March, 2000 futures price was quoted at 22.16 cents per pound on June 16, 1999 and had steadily declined to 16.70 cents per pound on February 8, 2000. Similar declines were noted in the other futures months.








                                      I-6                                -8-

          As a consequence of the low price, the raw sugar inventory was recorded at market since market was below the cost of production. Under the Federal Agriculture Improvement and Reform Act, the Company has the right to place the raw sugar inventory under loan at the rate of 18.35 cents per pound. The Company also has the right to forfeit the sugar under loan passing the title to the Commodity Credit Corporation at the rate of 17.35 cents per pound which is the 18.35 loan rate less a 1 cent penalty for the forfeiture. Of the approximately 76,000,000 pounds of raw sugar in inventory at January 31, 2000, the Company has placed 35,000,000 pounds under loan. Forfeiture of this sugar and the remaining unsold sugar in inventory will be considered depending on the price quoted in the open market at the time of sale.

         Blackstrap molasses production is estimated at 5.03 gallons per ton this year compared to 5.49 gallons per ton of cane last year. Total production of molasses was 5,729,922 gallons this year compared to 5,659,536 gallons for the previous year. However, the price for blackstrap molasses continues depressed being quoted at $35.00 per ton on February 28, 2000. This is approximately the same price as last year but down from the price of $57.50 per ton two years ago.

     Sugar and Molasses Sales:

         Sugar and molasses sales for the six months ended January 31, 2000 and 1999 were as follows:
                                                1999            1998
                                             ----------------------------

         Raw sugar sales                     $31,993,164     $28,488,330
         Blackstrap molasses                     566,785         661,231
                                             ------------    ------------
                                             $32,559,949     $29,149,561
                                             ============    ============

         Sugar sales were up by $3,504,834 principally because of the greater tonnage ground and the increased yield of raw sugar. Molasses sales
     were down by $94,446 due to lesser demand for the product.   Raw sugar
     on hand at January 31, 2000 was approximately 38,000 tons compared to 29,535 tons last year. The larger inventory at January 31, 2000 reflects the record production of the Company for the 1999 crop. The Company produced approximately 119,170 tons of raw sugar for the 1999 crop compared to 99,173 tons for the 1998 crop.

     Interest Earned:

         Interest earned for the six month period ending January 31, 2000 was $1,723 compared to $1,980 for the same period last year. The interest income for the current period reflects the smaller amount of funds available for short-term investment and to a lesser extent lower interest rates. Comparable figures were recorded for the three month periods ending January 31, 2000 and 1999. They were $1,661 and $51 respectively.




                                      I-7                               -9-

     Mineral Leases and Royalties:

          Mineral leases and royalties were up slightly for the six months ended January 31, 2000 at $51,563 compared to $41,592 for the same period last year. A similar increase was registered in mineral leases and royalties for the three month periods ending January 31, 2000 and 1999. These figures were $24,012 and $20,278, respectively.

     Other Revenues:

          Other revenues, which consist mainly of miscellaneous income items and cane land rentals, were $1,626,208 for the six months ended January 31, 2000 and $1,318,263 for the six months ended January 31, 1999. Cane land rentals for the current period were $1,549,948 compared to $1,250,422 last year. The higher cane land rentals is a direct result of the purchase of 710 acres in LaFourche Parish and 414 acres in Iberia Parish. Both tracts of land are leased to area farmers under rental agreements.

     Cost of Products Sold:

          Cost of products sold totaled $27,253,131 for the six months ended January 31, 2000 and $26,021,795 for the six months ended January 31, 1999. The costs charged to this account are relative to the sales of raw sugar and molasses.

     General and Administrative Expenses:

          General and administrative expenses were $532,095 for the six months ended January 31, 2000 and $399,518 for the same period last year. The principal difference in two amounts is increases in legal expenses in conjunction with the reincorporation of the Company, higher hospitalization costs and small increases in numerous items in this category.

     Interest Expense:

          Interest expense was $699,294 compared to $610,686 for the six months ended January 31, 2000 and 1999, respectively. The higher interest reflects the greater outstanding loan balance and to a lesser extent higher interest rates.

     Income Taxes:

          The income tax expense for the three and six month periods ending January 31, 2000 and 1999 were recorded at the statutory rate of 38 percent which reflects the 34 percent federal corporate rate plus 4 percent state income taxes.

     Liquidity and Capital Resources:

          At January 31, 2000, the Company had working capital of $2,729,132 compared to a negative working capital of $1,035,744 at July 31, 1999. Due to the seasonal nature of the industry, it is not uncommon to have a negative working capital balance just before the start of the new season.

                                      I-8                               -10-

         For the six month period ending July 31, 2000, the Company has budgeted $3,986,900 for capital improvements and repairs to the factory and $20,261,003 (which includes short-term debt repayment) for general and administrative and other expenses. The Company expects to finance the majority of these expenditures internally with any excess financed short-term through a bank with which the Company has a $12,000,000 line of credit.

















































                                      I-9                              -11-

        PART II - OTHER INFORMATION


         ITEM 6 - EXHIBITS AND REPORTS ON FORM 8K
                  (a) Exhibits - None
                  (b) Reports on Form 8K
                      There were no reports filed on Form 8K for the period.


















































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


     DATE     March 13, 2000               By /s/ Craig P. Caillier
         ---------------------------          ---------------------
                                              CRAIG P. CAILLIER
                                              PRESIDENT AND
                                              CHIEF EXECUTIVE OFFICER



    DATE      March 13, 2000               By /s/ Stanley H. Pipes
        ----------------------------          ---------------------
                                              STANLEY H. PIPES
                                              VICE PRESIDENT AND TREASURER






























                                     II-2                                -13-