Form 10-Q
period 2000-04-30
STERLING SUGARS INC
filed 2000-06-13
CIK 94185

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                                   FORM 10-Q

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended April 30, 2000

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

        There were 2,500,000 common shares outstanding at June 5, 2000.


                                                  Total number of pages    15

                            STERLING SUGARS, INC.

                                 I N D E X

                                                                  PAGE
                                                                 NUMBER
        PART I:  FINANCIAL INFORMATION:

         ITEM 1. FINANCIAL STATEMENTS

                 Condensed balance sheets April 30, 2000
                 (unaudited) and July 31, 1999                     I-1

                 Statements of earnings and retained earnings
                 Nine months ended April 30, 2000 (unaudited)
                 and 1999 (unaudited)                              I-2

                 Statements of earnings and retained earnings
                 Three months ended April 30, 2000 (unaudited)
                 and 1999 (unaudited)                              I-3

                 Statements of cash flows
                 Nine months ended April 30, 2000 (unaudited)
                 and 1999 (unaudited)                              I-4

                 Notes to condensed financial statements
                 Three and nine months ended April 30, 2000
                 and 1999                                          I-6

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS     I-8

        PART II. OTHER INFORMATION:

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8K                  II-1

                            STERLING SUGARS, INC.
                          CONDENSED BALANCE SHEETS

                                                   April 30,     July 31,
                                                     2000          1999
                                                   UNAUDITED       NOTE
     ASSETS:                                    ---------------------------
      CURRENT ASSETS:
         Cash and short-term investments        $    170,999  $    458,050
         Accounts receivable                       3,986,620       648,354
         Raw sugar and molasses inventories
           (at market)                             7,780,024          -
         Operating supplies - at cost                690,143       639,896
         Deferred income taxes                       377,800       377,800
         Other current assets                        442,281       706,883
                                                ------------- -------------
            TOTAL CURRENT ASSETS                $ 13,447,867  $  2,830,983
                                                ------------- -------------
       Property, plant and equipment - net      $ 24,271,181  $ 24,891,154
                                                ------------- -------------
       Expenditures for future crops            $  1,138,963  $  1,138,963
                                                ------------- -------------
       Notes receivable - net of allowance      $    609,539  $    512,246
                                                ------------- -------------
       Other assets                             $     61,789  $     38,511
                                                ------------- -------------
                                                $ 39,529,339  $ 29,411,857
                                                ============= =============
     LIABILITIES AND STOCKHOLDERS' EQUITY:
      CURRENT LIABILITIES:
        Notes Payable                           $  6,440,652   $      -
        Accounts payable and accrued expenses      2,183,790     1,218,059
        Due cane growers                           2,416,149     1,660,252
        Current portion long-term debt               990,557       988,416
                                                ------------- -------------
            TOTAL CURRENT LIABILITIES           $ 12,031,148  $  3,866,727
                                                ------------- -------------
       Long-term debt                           $  7,462,961  $  7,883,984
                                                ------------- -------------
       Deferred income taxes                    $  1,377,000  $  1,377,000
                                                ------------- -------------

     STOCKHOLDERS' EQUITY:
        Common stock                            $  2,500,000  $  2,500,000
        Additional paid in capital                    40,455        40,455
        Retained earnings                         16,117,775    13,743,691
                                                ------------- -------------
                                                $ 18,658,230  $ 16,284,146
                                                ------------- -------------


                                                $ 39,529,339 $ 29,411,857
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

                            STERLING SUGARS, INC.
                 STATEMENT OF EARNINGS AND RETAINED EARNINGS
                                 (UNAUDITED)

                                                NINE MONTHS ENDED APRIL 30
                                                ---------------------------
                                                      2000         1999
                                                      ----         ----
        REVENUES:

         Sugar and molasses sales                $39,155,009   $37,658,969
         Interest earned                               3,488         3,800
         Mineral leases and royalties                 69,805        81,882
         Gain on sale of land                           -          299,495
         Other                                     1,615,481     1,422,816
                                                 ------------  ------------
                                                 $40,843,783   $39,466,962
                                                 ------------  ------------

        COSTS AND EXPENSES:

         Cost of products sold                   $35,232,013   $35,515,072
         General and administrative                  795,317       709,281
         Interest expense                            987,286       929,171
                                                 ------------  ------------
                                                 $37,014,616   $37,153,524
                                                 ------------  ------------

        NET EARNINGS BEFORE INCOME TAXES         $ 3,829,167   $ 2,313,438
        INCOME TAXES                               1,455,083       879,106
                                                 ------------  ------------
        NET EARNINGS                             $ 2,374,084   $ 1,434,332

        RETAINED EARNINGS AT BEGINNING OF PERIOD  13,743,691    13,138,727
                                                 ------------  ------------
        RETAINED EARNINGS AT END OF PERIOD       $16,117,775   $14,573,059
                                                 ============  ============

        NET EARNINGS PER SHARE                   $       .95   $       .57
                                                 ============  ============










                    See notes to condensed financial statements






                                      I-2                                 -4-

                            STERLING SUGARS, INC.
                 STATEMENT OF EARNINGS AND RETAINED EARNINGS
                                 (UNAUDITED)

                                               THREE MONTHS ENDED APRIL 30
                                              -----------------------------
                                                      2000         1999
                                                      ----         ----
        REVENUES:

         Sugar and molasses sales                $ 6,595,060   $ 8,509,408
         Interest earned                               1,765         1,820
         Mineral leases and royalties                 18,242        40,290
         Gain on sale of land                           -          299,495
         Other                                       (10,727)      104,553
                                                 ------------  ------------
                                                 $ 6,604,340    $ 8,955,566
                                                 ------------  ------------

        COSTS AND EXPENSES:

         Cost of products sold                   $ 7,978,782   $ 9,493,240
         General and administrative                  263,222       309,763
         Interest expense                            287,992       238,563
                                                 ------------  ------------
                                                 $ 8,530,096   $10,041,566
                                                 ------------  ------------

        NET LOSS BEFORE INCOME TAXES             $(1,925,756)  $(1,086,000)
        INCOME TAXES (CREDIT)                       (731,788)     (412,680)
                                                 ------------  ------------
        NET LOSS                                 $(1,193,968)  $  (673,320)

        RETAINED EARNINGS AT BEGINNING OF PERIOD  17,311,743    13,138,727
                                                 ------------  ------------
        RETAINED EARNINGS AT END OF PERIOD       $16,117,775   $12,465,407
                                                 ============  ============

        NET LOSS PER SHARE                       $ (     .48)  $ (     .27)
                                                 ============  ============










                    See notes to condensed financial statements





                                      I-3                                 -5-

                            STERLING SUGARS, INC.
                           STATEMENT OF CASH FLOWS
                                (UNAUDITED)
                                                  NINE MONTHS ENDED APRIL 30
                                                  ---------------------------
                                                         2000       1999
                                                         ----       ----
   OPERATING ACTIVITIES:
    Net earnings                                   $  2,374,084  $  1,434,332
    Adjustments to reconcile net earnings to net
     cash provided by operating activities:
     Depreciation                                     1,842,630     1,650,464
     Gain on sale of land                                  -         (299,495)
    Changes in operating assets and liabilities:
     Increase in accounts receivable                ( 3,338,266)   (5,302,541)
     Increase in inventories                        ( 7,830,271)   (4,169,614)
     Increase in accounts payable accrued
      expenses and due cane growers                   1,721,628     4,629,125
     Other items - net                                  385,213        88,911
                                                    ------------ ------------
    Net cash provided by operating activities      $ (4,844,982)  $(1,968,818)
                                                    ------------ ------------
    INVESTING ACTIVITIES:
     Collection on notes receivable                      33,139        78,774
     Issuance of notes receivable                       (67,631)  (    38,026)
     Purchase of property, plant and equipment     $( 1,419,339) $( 1,078,763)
     Proceeds from sale of land                            -          299,495
                                                    -----------  ------------
     Net cash used in investing activities         $( 1,453,831) $(   738,520)
                                                    ------------ ------------
    FINANCING ACTIVITIES:
     Proceeds from short-term notes payable
      and long-term debt                           $ 36,529,428  $ 27,568,607
     Payments on short-term notes payable
      and long-term debt                            (30,517,666)  (25,023,060)
                                                    ------------ ------------
     Net cash provided by financing activities     $  6,011,762  $  2,545,547
                                                    ------------ ------------

    Decrease in cash and temporary investments     $(   287,051) $(   161,791)
    Cash and temporary investments at the
     beginning of the period                            458,050       164,152
                                                    ------------ ------------
    Cash and temporary investments at the
     end of the period                             $    170,999  $      2,361
                                                    ============ ============



    Continued

                  See notes to condensed financial statements

                                      I-4                                 -6-

                            STERLING SUGARS, INC.
                           STATEMENT OF CASH FLOWS
                                (UNAUDITED)

      Supplemental information:

         Interest paid                              $  909,518  $  843,539
                                                    =========== ===========
         Income taxes paid                          $   20,983  $  225,000
                                                    =========== ===========















































                                      I-5                               -7-

                            STERLING SUGARS, INC.
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
              THREE AND NINE MONTHS ENDED APRIL 30, 2000 AND 1999
                      (UNAUDITED)          (CONTINUED)


        A. CONDENSED FINANCIAL STATEMENTS:

             The condensed balance sheet as of April 30, 2000, the statements of earnings and retained earnings for the three and nine months ending April 30, 2000 and 1999, and the condensed statements of cash flows for the nine month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at April 30, 2000 and for all periods presented have been made.

             Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the July 31, 1999 report to stockholders and/or the Form 10-K filed with the Securities and Exchange Commission on October 30, 1999.
           The results of operations for the period ending April 30, 2000 are not necessarily indicative of the operating results expected for the full year.





























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

         The price the Company receives for its raw sugar has declined subtantially compared to the previous year. Last year, the Company's average price for raw sugar was approximately 21.15 cents per pound.
     The average price for the nine months ended April 30, 2000 was 20.15 cents per pound and is expected to go lower. The Company systematically sells on the futures market throughout the year which cushioned the substantial price decline.










                                      I-6                                -8-

          As a consequence of the low price, the raw sugar inventory was recorded at market since market was below the cost of production. Under the Federal Agriculture Improvement and Reform Act, the Company has the right to place the raw sugar inventory under loan at the rate of 18.35 cents per pound. The Company also has the right to forfeit the sugar under loan passing the title to the Commodity Credit Corporation at the rate of 17.35 cents per pound which is the 18.35 loan rate less a 1 cent penalty for the forfeiture. Of the approximately 42,000,000 pounds of raw sugar in inventory at April 30, 2000, the Company has approximately 20,000,000 pounds under loan. Forfeiture of this sugar and the remaining unsold sugar in inventory will be considered depending on the price quoted in the open market at the time of sale.

         Blackstrap molasses production is estimated at 5.03 gallons per ton this year compared to 5.49 gallons per ton of cane last year. Total production of molasses is estimated at 5,729,922 gallons this year compared to 5,659,536 gallons for the previous year. However, the price for blackstrap molasses continues depressed being quoted at $35.00 per ton on May 30, 2000. This is approximately the same price as last year but down from the price of $57.50 per ton two years ago.

     Sugar and Molasses Sales:

         Sugar and molasses sales for the nine months ended April 30, 2000 and 1999 were as follows:
                                                2000            1999
                                             ----------------------------

         Raw sugar sales                     $38,508,947     $36,834,532
         Blackstrap molasses                     646,062         824,437
                                             ------------    ------------
                                             $39,155,009     $37,658,969
                                             ============    ============

         Raw sugar sales were up by $1,674,415 principally because of the greater tonnage ground and the increased yield of raw sugar. Molasses sales were down by $178,375 due to lesser demand for the product.
     Raw sugar on hand at April 30, 2000 was approximately 21,000 tons compared to 29,535 tons last year. The Company produced approximately 119,170 tons of raw sugar for the 1999 crop compared to 99,173 tons for the 1998 crop.

     Interest Earned:

         Interest earned for the nine month period ending April 30, 2000 was $3,488 compared to $3,800 for the same period last year. The interest income for the current period reflects the smaller amount of funds available for short-term investment. Comparable figures were recorded for the three month periods ending April 30, 2000 and 1999. They were $1,765 and $1,820 respectively.






                                      I-7                               -9-

     Mineral Leases and Royalties:

          Mineral leases and royalties were down slightly for the nine months ended April 30, 2000 at $69,805 compared to $81,882 for the same period last year. A similar decrease was registered in mineral leases and royalties for the three month periods ending April 30, 2000 and 1999. These figures were $18,242 and $40,290, respectively.

     Other Revenues:

          Other revenues, which consist mainly of miscellaneous income items and cane land rentals, were $1,615,481 for the nine months ended April 30, 2000 and $1,422,816 for the nine months ended April 30, 1999. Cane land rentals for the current period were $1,517,161 compared to $1,250,422 last year. The higher cane land rentals is a direct result of the purchase of 710 acres in LaFourche Parish and 414 acres in Iberia Parish. Both tracts of land are leased to area farmers under rental agreements. Higher tonnage and sugar yields also contributed to the greater rentals from cane lands.

     Cost of Products Sold:

          Cost of products sold totaled $35,232,013 for the nine months ended April 30, 2000 and $35,515,072 for the nine months ended April 30, 1999. The costs charged to this account are relative to the sales of raw sugar and molasses.

     General and Administrative Expenses:

          General and administrative expenses were $795,317 for the nine months ended April 30, 2000 and $709,281 for the same period last year. The principal difference in two amounts is increases in legal expenses in conjunction with the reincorporation of the Company, higher hospitalization costs and small increases in numerous items in this category.

     Interest Expense:

          Interest expense was $987,286 compared to $929,171 for the nine months ended April 30, 2000 and 1999, respectively. The higher interest reflects the greater outstanding loan balances and to a lesser extent higher interest rates.

     Income Taxes:

          The income tax expense for the three and six month periods ending April 30, 2000 and 1999 were recorded at the statutory rate of 38 percent which reflects the 34 percent federal corporate rate plus 4 percent state income taxes.

     Liquidity and Capital Resources:

          At April 30, 2000, the Company had working capital of $1,416,719 compared to a negative working capital of $1,035,744 at July 31, 1999. Due to the seasonal nature of the industry, it is not uncommon to have a negative working capital balance just before the start of the new season.
                                      I-8                               -10-

          At Feburary 1, 2000 the Company budgeted $4,868,300 for capital improvements and repairs to the factory and $20,261,003 (which includes short-term debt repayment) for general and administrative and other expenses. The Company expects to finance the majority of these expenditures internally with any excess financed short-term through a bank with which the Company has a $12,000,000 line of credit.

















































                                      I-9                              -11-

        PART II - OTHER INFORMATION


         ITEM 6 - EXHIBITS AND REPORTS ON FORM 8K
                  (a) Exhibits - None
                  (b) Reports on Form 8K - None
















































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


     DATE     June 12, 2000               By /s/ Craig P. Caillier
         ---------------------------          ---------------------
                                              CRAIG P. CAILLIER
                                              PRESIDENT AND
                                              CHIEF EXECUTIVE OFFICER



    DATE      June 12, 2000               By /s/ Stanley H. Pipes
        ----------------------------          ---------------------
                                              STANLEY H. PIPES
                                              VICE PRESIDENT AND TREASURER






























                                     II-2                                -15-