Form 10-K
period 2000-07-31
STERLING SUGARS INC
filed 2000-10-26
CIK 94185

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
			    Washington, D. C.
			       Form 10K

  [X] Annual report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the fiscal year ended July 31, 2000

  [ ] Transition report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the transition period from ______To______

  Commission file number  0-1287
  ------------------------------
			    STERLING SUGARS, INC.
  --------------------------------------------------------------------------
	     (Exact name of registrant as specified in its charter)

        Louisiana                                      72-0327950
  -------------------------------       ------------------------------------
  (State or other jurisdiction of       (IRS employer identification number)
   incorporation or organization)

    P. O. Box 572, Franklin, La.                           70538
  ----------------------------------------     -----------------------------
  (Address of principal executive offices)               (Zip Code)

  Registrant's telephone number including area code   (337) 828 0620
						   -------------------------
  Securities registered pursuant to Section 12d of the Act:

	Title of each class        Name of each exchange on which registered
	      None                                   None
  --------------------------       -----------------------------------------

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. /__/

  The aggregate market value of the registrant's voting stock held on September 30, 2000 by non-affiliates of the registrant was $2,471,618. Such value has been computed on the basis of the average bid and asked prices of the stock and by excluding, from the 2,500,000 shares outstanding on that date, all stock beneficially owned by officers and directors of the registrant and by beneficial owners of more than five percent of its stock, even though all such persons may not be affiliates as defined in SEC rule 405.
                                                           Page 1 of 32 pages

  The number of shares of common stock outstanding as of October 20, 2000 was 2,500,000 shares.

  Documents incorporated by reference: Portions of Registrant's Proxy Statement dated November 15, 2000 are incorporated by reference into Part III.

  An exhibit index is located on page 31.

				    FORM 10-K

				      PART I
  ITEM 1-BUSINESS

        Sterling Sugars, Inc. is a grower and processor of sugarcane from which it produces raw sugar and blackstrap molasses, a by-product. Cane residue (bagasse), also a by-product, is used as the primary fuel for the Company's steam boilers. The business is highly seasonal in that the processing season usually extends from mid/late September to late December or early January. For the fiscal year ended July 31, 2000 the Company processed 1,139,296 tons of sugarcane and produced 121,398 tons of sugar. This was a new record for the Company. The season began on September 20, 1999 and ended on January 10, 2000. For the fiscal year ended July 31, 1999, the season began on October 2, 1998 and continued through January 9, 1999. For fiscal 1999, the factory processed 1,031,144 tons of sugarcane and produced 99,173 tons of sugar. During the previous year (fiscal 1998), the Company processed a total of 899,989 tons of cane and 96,601 tons of sugar.

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

        Sugarcane for processing is supplied to the factory from Company lands and by independent farmers in St. Mary, Iberia and surrounding parishes. See Item 2, "Properties" for further information concerning properties owned and leased by the Company.














                                    I-1                                  -2-

        On April 4, 1996 President Clinton signed the new Federal
  Agricultural Improvement and Reform Act (FAIR) otherwise known as the Freedom to Farm Bill. This seven year farm bill, starting with the 1996 crop, is more risky to producers and includes an 18 cent loan rate with loans not to exceed nine months. The no cost provision to the Federal Treasury is retained and marketing allotments have been suspended through the year 2002. Loans become non-recourse if the sugar import quota rises above 1.5 million short tons. Also, a one cent per pound penalty assessment is made on sugar pledged as collateral and forfeited to the government for non-recourse loans. The program requires that a stock-to-use ratio be maintained of no less than 15.5%. Current estimates place the ratio above 18%, resulting in a basic oversupply of sugar. The forecast for the near term has prices continuing to decline as the cane sugar producing states begin their operations. Recently, sugar prices have rebounded somewhat with the forfeiture of a substantial amount of sugar to the government from Florida producers and sugar beet producing areas.

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


       Company employment for the year ended July 31, 2000 was as follows:

                                                      Factory
                                                  ---------------

      Year round employees                              91
      Seasonal and temporary employees                  95
                                                     --------
                                                       186
                                                     ========

        Further information respecting the Company's business is given under
  Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."















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
                    =========  ========   ========      ======   ========

        The Company no longer has a farming division as all owned cultivable land has been leased to independent farmers. Approximately 9,188 cultivable acres in St. Mary Parish, 1,560 cultivable acres in Iberia Parish and 571 cultivable acres in Lafourche Parish are leased to tenants for the growing of sugarcane. Four of the leases in effect, covering approximately 2,593 cultivable acres expired at the end of the 1999 crop. These leases were renewed in fiscal 2000 under basically the same terms and conditions.

       The Company, in June, 1998, purchased approximately 571 cultivable and 139 non-cultivable acres of land in LaFourche Parish. The Company entered into lease agreements with two independent farmers in LaFourche Parish. in connection with such land. The lease agreements contain five year terms with an option to renew for an additional five years. The orginal five year term expires on December 31, 2002.

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

        Of the 19,284 acres of land owned by the Company, approximately 1,356 acres are being held by production, primarily from the LGS Sterling No. 1 well and by the new well Zenor A-16 both located in St. Mary Parish.
  The Sterling No. 1 well was completed by the Company's lessee, LGS Exploration, Inc. in December, 1984 and the Zenor A16 well was completed on May 3, 2000. During September, 1991 Sterling No. 1 experienced production problems and in January 1992 production was restored but at significantly reduced rates. On July 31, 1992 the Company entered into a unitization agreement for the Sterling No. 1 well whereby several individual units existing at the 6,800' sand Charenton Field would operate as one unit. As part of the agreement the Company maintained a twenty-five percent interest in the 34.5 acre unit. The Company also has a twenty-five percent interest in the new Zenor A-16 466 acre unit.

        The Company currently has one oil and gas lease totaling approximately 322 acres. Leases are granted solely for the purpose of exploring for, developing and producing oil, gas and other liquid and hydrocarbon minerals of like nature, and engaging in any activities in reasonable connection with such operations. Lease terms are generally three years with lease payments due annually unless drilling commences during the year. The Company's activities with respect to oil and gas are limited to the granting of leases and the collection of bonuses, delay rentals and landowner royalties thereunder.

        See also Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further information on mineral operations on Company lands.

  ITEM 3 - LEGAL PROCEEDINGS

       The Registrant is not a party to, nor or any of its properties subject
  to any material pending legal proceedings.   No material legal proceedings
  are pending or known to be comtemplated by governmental authorities against the Registrant.

  ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2000.

















                                      I-4                                -5-

				  PART II

  ITEM 5 - MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER
	   MATTERS

        As of October 6, 2000 there were approximately 500 holders of record of the Company's stock which is traded in the over-the-counter market. The Company acts as its own stock transfer agent and registrar. The Company's mailing address is P. O. Box 572, Franklin, Louisiana 70538 and its physical address is 609 Irish Bend Road, Franklin, Lousisana 70538.

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

						  Range of Prices
					      ------------------------
       Fiscal 2000                             High               Low
      -------------                           ------             ------

           First Quarter                    $  6.75           $  6.00
           Second Quarter                      6.75              6.00
           Third Quarter                       6.01              5.875
           Fourth Quarter                      6.25              5.50


       Fiscal 1999
      -------------
           First Quarter                    $  7-1/8          $  5-1/2
           Second Quarter                      5-1/2             5-1/2
           Third Quarter                       5-3/4             5-1/4
           Fourth Quarter                      7-3/4             5-1/8


 ITEM 6 - SELECTED FINANCIAL DATA
                                                                 Year Ended
                              Year ended July 31                 January 31
               ------------------------------------------------  -----------
                   2000       1999         1998        1997         1996
	       ----------- ----------- -----------  -----------  -----------
  Revenues     $49,958,679 $45,125,532 $45,202,640  $37,612,326  $29,644,559

  Net Earnings
    (Loss)     $   916,003 $   604,964 $ 1,957,197  $   640,577  $ 2,119,609

  Net Earnings
   (Loss per
    Share)     $       .37 $       .24 $       .78  $       .26  $       .85
  Cash Dividends
   Paid per
    Share      $       -   $       -   $       -    $       -    $       -


                                     II-1                                 -6-

  AT YEAR END:

  Total assets $29,491,362 $29,411,857 $28,842,188  $26,357,728  $27,969,569

  Long-term
   Debt        $ 7,013,888 $ 7,883,984 $ 8,777,263  $ 9,291,174  $ 4,017,469

  Working
   Capital     $(  544,021)$(1,035,744)$  (411,958) $  (264,444) $ 5,169,044

  Stockholders'
   Equity      $17,200,149 $16,284,146 $15,679,182  $13,757,729  $13,628,520


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

Results of Operations
---------------------


     Net earnings for the last three fiscal years ending July 31, 2000, 1999, and 1998 (2000, 1999, and 1998, respectively) were $916,003, $604,964, and
 $1,957,197 respectively.   Cane ground for 2000 was 1,139,296 tons, for 1999
 was 1,031,144 tons and for 1998 was 899,989 tons.   The Company processed
 more tons than the previous years but had a lower price for its product which resulted in slightly increased earnings for the period ending July 31, 2000 compared to the period ending July 31, 1999. The Company received an average of 19.38 cents per pound for raw sugar in 2000, 21.34 cents in 1999 and 21.41 cents in 1998. Sugar production was 213.1 pounds per ton of cane for 2000, 192 pounds for 1999 and 215 pounds for 1998. The higher tonnage for the crop this year coupled with the higher sugar yield helped offset the much lower price received for raw sugar.



                                     II-2                                 -7-

     The Company continued its record setting grinding rates and tonnage for the sixth consecutive year surpassing the one million ton mark for the first time in 1999. Average daily grinding rates were 10,162, 10,172 and 10,112 tons of cane per day for 2000, 1999, and 1998, respectively. The Company has in place a five year plan to increase the average tons ground per day to 15,000.

     Income from mineral leases and royalties was $267,423, $116,176 and $167,695 for 2000, 1999 and 1998, respectively. The higher amount for 2000 includes oil and gas royalties of $175,745 from a new well on Company property in St. Mary Parish. The well is producing approximately 265 barrels of oil and 18,500 mcf per day. The $167,695 for 1998 includes two seismic agreements granted on 3,160 acres in St. Mary Parish. One agreement was for a term of six months and the other was for eighteen months. With the exception of the aforementioned new well, oil and gas royalties continue to decline and were $5,350 in 2000, $8,730 in 1999 and $15,951 in 1998.

     The Company recognized gains on the disposition of property and equipment of $35,638 in 2000, $369,470 in 1999, and $874,446 in 1998. The
 gain in 2000 was for the sale of farm equipment and for 1999 was primarily for the sale of unimproved land to the Corps of Engineers which resulted in a gain of $299,795. The remainder of the gain in 1999 was for the sale of farm equipment. The gain recorded in 1998 was the result of a sale of approximately 170 acres to the Port of Iberia under threat of expropriation. The Company replaced the land with like-kind property purchased in Iberia Parish to minimize the tax consequences of the sale under expropriation.

     Other revenues consist principally of miscellaneous income items and cane land rental income. Other revenues were $1,763,419 for 2000, $1,440,493 for 1999 and $1,460,261 for 1998. These amounts included rental income (substantially all from cane land) of $1,528,422, $1,290,752 and $1,285,362 for 2000, 1999 and 1998, respectively. The increase in cane land rentals in 2000 over 1999 results from the purchase of approximately 8,500 acres
 (4,863 cultivable acres) in December, 1996. The year 1999 did not fully reflect the rental income because of the low sugar yield.

     Costs of products sold for 2000, 1999, and 1998 were $45,958,210, $42,007,037, and $40,078,743, respectively. Charges relating to the sale and manufacture of raw sugar and blackstrap molasses are charged to this category of accounts. The cost of products sold is relative to sales for the three years.

     General and administrative expenses were $1,164,426 for 2000, $923,351 for 1999 and $1,007,695 for 1998. The $241,075 increase from 1999 to 2000 was principally increases in bonuses granted, hospitalization costs and other smaller increases in miscellaneous accounts in the general and administrative category.








                                     II-3                                 -8-

     Interest and loan expenses were $1,344,292 in 2000, $1,162,980 in 1999 and $1,187,177 in 1998. With the higher grinding rates, the Company's need for short-term funds increases as evidenced by the average aggregate short-term borrowings shown in Footnote 3 to the financial statements. These amounts were $8,393,220 for 2000, $5,157,729 for 1999, and $3,1121,069 for
 1998. The weighted average interest rate for those years was 7.24%, 7.11% and 8.42%, respectively. The substantially lower interest rates in 1999 helped hold the cost of funds down to the 1998 level although the Company's short-term requirements were much higher. To a lesser extent, earnings for the year affect the amount of short-term borrowings. For the current crop, which started September 20, 2000, the Company has reduced weekly advances to farmers because of lower sugar prices. The reduction will also decrease short-term borrowing requirements.

     The Company recorded income tax expense of $575,748 for 2000, $427,200 for 1999 and $971,828 for 1998. Footnote 5 to the financial statements explains in detail the differences in actual and statutory tax rates, deferred taxes and carryforwards.

 Liquidity and Capital Resources
-------------------------------

     The current ratio at July 31, 2000 was .82 to 1 compared to .73
 to 1 for the previous year.   The Company's continuing efforts to increase
 the capacity of the factory has taken a toll on its liquidity and capital resources as more dollars are spent on capital improvements and repairs. In addition, the Company has increased the farmers share to 63% in 1997, to 64% in 1998 and to 65% in 1999 and 2000. This was done to attract more cane to the factory as most factories in the state pay farmers in the range of 60-63%. As a result of the increase and a good crop, the Company processed an additional 108,152 tons in 2000 compared to 1999. However, the higher tonnage, coupled with longer payment terms by refiners, required greater short-term borrowings. The Company has a line of credit with a bank for $12,000,000.


 ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Not applicable

 ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
















                                     II-4                                -9-

 To the Stockholders and Board of Directors
 Sterling Sugars, Inc.
 Franklin, Louisiana

			  INDEPENDENT AUDITORS' REPORT

	We have audited the accompanying balance sheets of Sterling Sugars, Inc. as of July 31, 2000 and 1999, and the related statements of income and retained earnings and cash flows for each of the three years in the period ended July 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements present fairly, in all material respects, the financial position of Sterling Sugars, Inc. as of July 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2000, in conformity with generally accepted accounting principles.

  /s/ Broussard, Poche', Lewis & Breaux, L.L.P.


 Lafayette, Louisiana
 September 14, 2000




















                                    II-5                                -10-

			     STERLING SUGARS, INC.
				BALANCE SHEETS
                            JULY 31, 2000 AND 1999
 ASSETS

 CURRENT ASSETS:
                                                     2000         1999
						 ------------ ------------
   Cash                                          $    11,500  $     8,050
   Temporary cash investments                           -         450,000
						 ------------ ------------
    Total cash and temporary cash investments         11,500      458,050

   Accounts receivable, principally sugar and
    molasses  sales, no allowance for doubtful
    accounts considered necessary                  1,305,409      585,554
   Notes receivable, no allowance for doubtful
    accounts considered necessary                     60,016       62,800
   Operating supplies - at cost                      729,213      639,896
   Deferred income taxes                             365,000      377,800
   Prepaid expenses and other assets                 517,126      706,883
						 ------------ ------------
      TOTAL CURRENT ASSETS                         2,988,264    2,830,983
						 ------------ ------------

  PROPERTY, PLANT AND EQUIPMENT, at cost:
   Land                                            8,115,135    8,523,496
   Buildings                                       3,322,617    3,322,617
   Machinery and equipment                        41,892,093   39,530,537
						 ------------ ------------
                                                  53,329,845   50,968,289
   Less accumulated depreciation                  28,376,060   26,077,135
						 ------------ ------------
                                                  24,953,785   24,891,154
						 ------------ ------------
  INVESTMENTS AND OTHER ASSETS:
   Cash value of officers' life insurance             41,206       38,511
   Expenditures for future crops                   1,138,963    1,138,963
   Notes receivable, net of allowance for
    doubtful accounts, 2000 $ -0-; 1999 $17,232      488,162      512,246
						 ------------ ------------
    Total investments and other assets             1,668,331    1,689,720
						 ------------ ------------
                                                 $29,610,380  $29,411,857
						 ============ ============







		       See notes to financial statements




                                    II-6                              -11-

			     STERLING SUGARS, INC.
				BALANCE SHEETS
                            JULY 31, 2000 AND 1999

 LIABILITIES AND STOCKHOLDERS' EQUITY
                                                      2000          1999
						-------------- -------------
 CURRENT LIABILITIES:
  Notes payable                                  $   679,531     $      -
  Accounts payable and accrued expenses            1,390,249       1,218,059
  Due to cane growers                                648,883       1,660,252
  Current portion of long-term debt
   and capital leases                                932,680         988,416
						-------------- --------------
           TOTAL CURRENT LIABILITIES               3,651,343       3,866,727
                                                -------------- --------------

 LONG-TERM DEBT AND CAPITAL LEASE, less portion
  due within one year included in current
  liabilities                                      7,013,888       7,883,984
						-------------- --------------
  DEFERRED INCOME TAXES                            1,745,000       1,377,000
						-------------- --------------
  COMMITMENTS AND CONTINGENCIES (Note 9)                 -              -
						-------------- --------------
  STOCKHOLDERS' EQUITY:
  Common stock, par value $1 per share:
  Authorized and issued 2,500,000 shares           2,500,000       2,500,000
  Additional paid-in capital                          40,455          40,455
  Retained earnings                               14,659,694      13,743,691
                                                 ------------  --------------
                                                  17,200,149      16,284,146
                                                 ------------  --------------
                                                 $29,610,380     $29,411,857
                                                 ============  ==============



















                     See notes to financial statements


                                   II-7                                 -12-

			     STERLING SUGARS, INC.
		  STATEMENTS OF INCOME AND RETAINED EARNINGS

                                                   YEARS ENDED JULY 31,
                                            ----------------------------------
                                              2000        1999        1998
					    ---------- ----------- -----------
 REVENUES:
  Sugar and molasses sales               $47,852,707 $43,186,396 $42,672,109
  Interest earned                             39,492      12,997      31,953
  Mineral leases and royalties               267,423     116,176     163,871
  Gain (loss) on disposition of property
   and equipment                              35,638     369,470     874,446
  Other                                    1,763,419   1,440,493   1,460,261
					 ----------- ----------- -----------
                                          49,958,679  45,125,532  45,202,640
					 ----------- ----------- -----------
 COST AND EXPENSES:
  Cost of products sold                   45,958,210  42,007,037  40,078,743
  General and administrative               1,164,426     923,351   1,007,695
  Interest and loan expenses               1,344,292   1,162,980   1,187,177
					 ----------- ----------- -----------
                                          48,466,928  44,093,368  42,273,615
					 ----------- ----------- -----------
 INCOME BEFORE INCOME TAXES                1,491,751   1,032,164   2,929,025
 INCOME TAXES                                575,748     427,200     971,828
					 ----------- ----------- -----------
 NET INCOME                                  916,003     604,964   1,957,197

 RETAINED EARNINGS AT BEGINNING OF YEAR   13,743,691  13,138,727  11,181,530
					 ----------- ----------- -----------
 RETAINED EARNINGS AT END OF YEAR        $14,659,694 $13,743,691 $13,138,727
					 =========== =========== ===========
 WEIGHTED AVERAGE EARNINGS PER
  COMMON SHARE:
   Net income                                   $.37        $.24        $.78
					 ===========  ========== ===========
 CASH DIVIDENDS PAID                            $  0        $  0      $    0
					 =========== =========== ===========

















                        See notes to financial statements

                                    II-8                                -13-

			    STERLING SUGARS, INC.
			  STATEMENTS OF CASH FLOWS

                                                Years Ended July 31,
                                       --------------------------------------
                                            2000         1999        1998
				       ------------ ------------ ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings                           $   916,003      604,964  $ 1,957,197
 Adjustments to reconcile net income
  to net cash provided by (used
  in) operating activities:
   Depreciation                           2,316,163    2,311,398    1,673,931
   Deferred income taxes                    380,800      358,300     (257,599)
   (Gain) loss on dispositions of property
    and equipment                           (35,638)    (369,470)    (874,446)
   Changes in operating assets and liabilities:
   (Increase) decrease in accounts
    receivable                             (719,855)    (209,246)     (14,025)
   (Increase) decrease in inventories       (89,317)      15,105      461,941
   Decrease in expenditures for future
    crops                                      -         399,791         -
   (Increase) decrease in prepaid expenses  271,917       13,781    1,020,310
    Increase (decrease) in accounts payable
     and accrued expenses and due to cane
     growers                               (839,179)   1,742,611     (169,638)
   Other items - net                        302,163      175,525      199,758
					  ----------- ------------ -----------
  NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES                   2,503,057    5,042,759    3,997,429
					 ------------ ------------ -----------
  CASH FLOWS FROM INVESTING ACTIVITIES:
   Increase in notes receivable              26,868      (77,586)      (4,757)
   Collection on notes receivable            61,021       62,840      228,947
   Purchases of property, plant and
    equipment                            (2,511,965)  (3,052,896)  (4,862,308)
   Proceeds from dispositions of
    property and equipment                     -         299,795    1,021,079
   					 ------------  ----------- -----------
  NET CASH (USED IN)
   INVESTING ACTIVITIES                  (2,424,076)  (2,767,847)  (3,617,039)
   					 ------------- ----------- -----------
  CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from short-term notes
    payable and long-term debt              829,531      117,685      550,067
   Payments on short-term notes
    payable and long-term debt           (1,355,062)  (2,098,699)  (1,068,921)
					 ------------ ------------ -----------
   NET CASH PROVIDED BY
    FINANCING ACTIVITIES                 (  525,531)  (1,981,014)    (518,854)
					 ------------ ------------ -----------
   INCREASE (DECREASE) IN CASH AND
    TEMPORARY CASH INVESTMENTS           (  446,550)     293,898     (138,464)
   CASH AND TEMPORARY CASH INVESTMENTS
    AT BEGINNING OF YEAR                    458,050      164,152      302,616
					  ----------- ----------- -----------
    (Continued)

                                      II-9                                -14-

			       STERLING SUGARS, INC.
			     STATEMENTS OF CASH FLOWS

                                                 Years Ended July 31,
					  ------------------------------------
                                             2000         1999        1998
					  ------------ ----------- -----------
  CASH AND TEMPORARY CASH INVESTMENTS
   AT END OF YEAR                         $   11,500  $  458,050  $   164,152
					  ============ =========== ===========

  SUPPLEMENTAL INFORMATION REGARDING
   CASH FLOWS:
   INTEREST PAID                          $1,328,400  $1,153,036  $ 1,160,163
					  ============ ============ ==========

  INCOME TAXES PAID                       $  214,823  $   65,000  $   225,000
					  ============ ============ ===========





































                          See notes to financial statements

                                      II-10                              -15-

			      STERLING SUGARS, INC.
			  NOTES TO FINANCIAL STATEMENTS
                    YEARS ENDED JULY 31, 2000, 1999 AND 1998


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

 3. NOTES PAYABLE

      The Company had $679,531 short-term outstanding notes payable at July 31, 2000. There were no short-term notes payable outstanding at July 31, 1999.

      The maximum aggregate short-term borrowings outstanding were $42,448,175 in 2000, $31,182,200 in 1999 and $20,106,000 in 1998. The average aggregate amount of short-term borrowings and the weighted average interest rate was approximately $8,393,220 and 7.24% in 2000, $5,157,729 and 7.11% in 1999,
 and $3,121,069 and 8.42% in 1998. Short-term borrowings occur primarily during the months of September through January.

 4. LONG-TERM DEBT AND CAPITAL LEASE
     Long-term debt and capital lease at July 31, 2000 and 1999 consisted of the following:
                                                        2000        1999
						    -----------  -----------
     8.50% mortgage note collateralized by first
     mortgage on approximately 10,186 acres of
     land owned by the Company; payable in
     semi-annual payments of $194,240, including
     interest with the balance of $3,360,000 due
     January 1, 2002.                               $ 3,460,252  $ 3,548,920

     8.00% mortgage note collateralized by a first
     mortgage on 8,519 acres of land and a second
     mortgage on 10,186 acres of land owned by the
     Company; payable in semi-annual payments of
     $325,000, interest payable quarterly, with a
     final payment due October, 31, 2006.  This mortgage
     note provides for additional principal payments
     equal to fifty percent of the net income before
     depreciation reduced by capital expenditures.
     There were no required additional payments of
     principal at July 31, 1999 and 1998.  An
     additional covenant of the loan is that no
     dividends are to be paid.                        4,225,000    4,875,000

     8.9% note collateralized by equipment, payable
     in twenty-four monthly installments of $10,345
     including interest, beginning May 1, 1997             -          58,693

     8.5% note collateralized by equipment, payable
     in four annual installments of $18,760,
     including interest, and one installment for
     balance of $61,142, beginning February 2, 1998                  131,742

     10% capital lease collateralized by equipment,
     payable in thirty-six monthly payments of
     $7,782, including imputed interest, beginning
     November 1, 1997 with a final payment of
     $42,500 due October 1, 2000                         57,172      146,829



                                     II-12                              -17-

     6.92% note collateralized by equipment payable
     in three annual installments of $33,816 including
     interest, beginning March 10, 1999.                 31,627       61,208

     9.5% note payable collateralized by vehicle and
     equipment, interest payable annually, with
     final payment of interest and principal due
     May 8, 2000.                                          -          50,008

     Non-interest bearing unsecured note payable due
     in 4 annual installments of $37,500 each.          112,500         -

     9.5% unsecured note payable due October, 2000.      60,017         -
                                                    ------------ ------------
                                                      7,946,568    8,872,400
     Less portion due within one year                  (932,680)    (988,416)
						    ------------ -------------
                                                    $ 7,013,888  $ 7,883,984
						    ============ =============

     The aggregate annual principal payments applicable to these notes and capital leases are payable as follows:

       Year ended July 31, 2001           $    932,680
       Year ended July 31, 2002              4,051,388
       Year ended July 31, 2003                687,500
       Year ended July 31, 2004                687,500
       Year ended July 31, 2005                650,000
       Thereafter                              937,500
					  -------------
                                          $  7,946,568
					  =============

     The Company has a line of credit of $12,000,000 with a bank.
     At July 31, 2000, the Company was in compliance with all debt covenants relating to the line of credit.



  5. INCOME TAXES

    Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's net deferred tax liability as of July 31, 2000 and 1999 are as follows:






                                    II-13                                -18-

                                                        2000        1999
						   ------------ ------------
    Deferred tax assets:
       Tax credit carryforwards                    $   189,424   $   189,400
       Operating loss carryovers                       729,440       911,800
       Other                                            71,136        95,200
                                                   ------------ -------------
        Total                                          990,000     1,196,400

    Deferred tax liabilities:
       Differences between book and tax basis of
       property                                     (2,370,000)   (2,195,600)
						   ------------ -------------

       Net                                         $(1,380,000)  $(  999,200)
						   ============ =============

   The foregoing net amounts were included in the accompanying balance sheet as follows:
                                                          2000       1999
						       --------- -----------
   Deferred tax assets - Current                    $   365,000 $   377,800
   Deferred tax liability - Non-current              (1,745,000) (1,377,000)
                                                    ------------ -----------
   Net                                              $(1,380,000)$(  999,200)
                                                    ============ ===========

   There was no valuation allowance required at July 31, 2000 and 1999.

   Income taxes (benefits) consist of the following components:

                                                2000      1999        1998
					    ---------- ---------- -----------
   Current tax liability (benefit)          $  194,948 $   68,900 $  714,228
   Deferred                                    380,800    358,300    257,600
					    ---------- ---------- -----------
                                            $  575,748 $  427,200 $  971,828
					    ========== ========== ===========

   State income taxes included in income tax expense amounted to approximately $600 in 2000, $22,900 in 1999, and $64,900 in 1998.

   Deferred income taxes relate primarily to the following items:

                                                 2000      1999        1998
					    ----------- ---------- -----------
   Depreciation                             $   60,803    135,100 $   172,800
   Gain on sale of assets                      113,800       -        380,400
   Net operating loss carryforward             182,300    182,300    (440,800)
   Other                                        23,897     40,900     145,200
					    ----------- ---------- ------------
                                            $  380,800 $  358,300 $   257,600
					    =========== ========== ============



                                     II-14                               -19-

   Income taxes as a percentage of pretax earnings vary from the effective Federal statutory rate of 34%. The reasons for these differences are shown below:
                                          2000        1999          1998
                                      ------------ ------------ ---------------
                                        Amount  %   Amount    %    Amount   %
                                     ------------- ------------ ---------------
   Income taxes at statutory
    rate of pretax earnings          $  507,195 34 $  401,936 34 $  995,869 34
   Increase (decrease) in taxes
    resulting from:
     State income taxes                  23,907  2     22,900  2     64,900  2
     Other items - net                   44,646  3      2,364  1   ( 88,941)(3)
                                     ------------- ------------- --------------
   Actual income taxes               $  575,748 39 $  427,200 37 $  971,828 33
                                     ============= ============= =============

   At July 31, 2000 the Company had alternative minimum tax credit carryforwards of approximately $188,593 available to reduce future income taxes payable under certain circumstances. The alternative minimum tax credit carryover period is unlimited. The Company had a net operating loss carryover of approximately $1,945,173 which can be utilized ratably over the next five years and provides for a maximum carryover period of fifteen years.

 6. RETIREMENT PLAN
   The Company has a defined benefit non-contributory retirement plan in force covering eligible salaried and factory hourly employees. The Company's current policy is to contribute annually the amount that can be deducted for federal income tax purposes. The benefits are based upon years of service and employee's compensation during the best five years of employment. The total pension expense for the years ended July 31, 2000, 1999 and 1998 was $61,588, $53,000, and $53,888, respectively.

   Data relative to the Plan were as follows (in thousands):
                                                             July 31,
						       ---------------------
                                                          2000       1999
						       ---------  ---------
   Actuarial present value of benefit obligations:
     Vested benefit obligation                         $   1,314  $  1,288
                                                       ========== =========
     Projected benefit obligation for service rendered
      to date                                          $  (1,594) $ (1,609)
     Plan assets at fair value                             1,460     1,505
                                                       ---------- ---------










                                     II-15                               -20-

     Plan assets in excess of projected benefit
     obligation                                             (134)     (104)
     Remaining unrecognized portion of net assets at
     February 1, 1987                                         13         4
     Unrecognized net loss from past experience
     different from that assumed                              105      128
							---------- --------
     Prepaid pension cost included in other assets      $     (16) $    28
							========== ========

   The net pension expense for 2000, 1999 and 1998 included the following (income) expense components:
                                                        2000     1999    1998
                                                     --------- ------- -------
   Service cost - benefits earned during the period  $    67   $   61  $   54
   Interest cost on projected benefit obligation         105      107     104
   Actual return on plan assets                         (118)    (113)   (109)
   Net amortization and deferrals                       ( 10)     (10)    (10)
   						     --------- ------- -------
   NET PENSION EXPENSE                               $    44  $    45   $   39
						     ========= ======= =======

   The discount rate used in determining the actuarial present value of the projected benefit obligation was 6.5% in 2000, 7.1% in 1999 and 7.5% in 1998. The projected rate of increase in future compensation levels used was 5.0% in 2000, 5.5% in 1999 and 1998. The expected rate of return on plan assets was 7.5% in 2000 and 8% in 1999 and 1998. The plan's assets consist primarily of deposits in the general funds of an insurance company.

7. EMPLOYEE SAVINGS PLAN

   The Company established, effective February 1, 1992, an Employee Savings Plan under Section 401(k) of the Internal Revenue Code. The Plan, which covers eligible salaried and factory hourly employees, provides that the Company match up to 50% of the first 6% of employee contributions. The Company's contribution for the years ended July 31, 2000, 1999 and 1998 $41,000, $42,000 and $45,000, respectively.

8. REVENUES

   Sugar and molasses sales are comprised of the following:
                                               2000       1999        1998
					   ----------- ----------- -----------
   Sugar                                  $47,085,398  $42,330,940 $41,356,938
   Molasses                                   767,309      855,456   1,315,171
   					   ----------- ----------- -----------
                                          $47,852,707  $43,186,396 $42,672,109
                                          ============ =========== ===========

   Sugar sales to individual major customers amounted to $16,285,671, $24,095,486 and $6,704,241 in 2000, $18,201,861, $11,409,308, $6,102,583
   and $6,616,917 in 1999 and $19,279,567, $6,323,505 and $11,377,808 in 1998.




                                     II-16                               -21-

   Income from mineral leases and royalties is comprised of the following:

                                                  2000     1999      1998
                                               --------- --------  ---------
   Oil and gas royalties                       $181,095  $  8,730  $ 15,951
   Mineral leases                                86,329   107,446   147,920
   					       --------- --------  ---------
                                               $267,424  $116,176  $163,871
					       ========= ========  =========

   A new well was discovered on Company property and production began on May 3, 2000. The Company's share of production from the well as of July 31, 2000 was $175,745 which accounts for the increase in the oil and gas royalties for fiscal 2000. Oil and gas royalties consist entirely of landowners overrides which management considers incidental to the operations of the Company. Reserve information relating to production has not been made available to the Company.

   Other income is comprised of the following:
                                                 2000      1999      1998
                                              --------- ---------  ---------
   Rental property                           $1,528,422 $1,290,752 $1,285,362
   Other                                        234,997    149,741    174,899
                                              --------- ---------- ----------
                                             $1,763,419 $1,440,493 $1,460,261
                                             ========== ========== ==========

9. COMMITMENTS AND CONTINGENCIES

   The Company has certain lease obligations under which a total of approximately 789 acres of agricultural land are being leased. At the present time, substantially all of these properties are being subleased and resulted in net payments of zero in all years. The subleases have the same payment and option terms as the Company's leases.

   The Company is contingently liable or co-maker of a collateralized note in the amount of $900,000 for Patout Equipment Co. at July 31, 2000 and 1999. The outstanding balance on this note was $333,193 at July 31, 2000 and 1999.

   The Company has an option to purchase approximately 238 acres of agricultural land in St. Mary Parish for approximately $357,000. As consideration for this option the Company pledged a certificate of deposit in the amount of $82,160.












                                     II-17                               -22-

10. RELATED PARTIES

   During the years ended July 31, 2000 and 1999, the Company was involved in the following related party transactions:

   The Company reimbursed M. A. Patout & Son, Ltd. certain expenses paid by them on behalf of the Company. Reimbursements were $89,740 in 2000, and $175,008 in 1999. The Company reimbursed Raceland Sugars, Inc., a wholly owned subsidiary of M. A. Patout & Son, Ltd., certain expenses paid by them on behalf of the Company. These reimbursements were $0 for 2000 and $1,199 for 1999.

11. FAIR VALUE OF FINANCIAL INSTRUMENTS

   Estimated fair value of the Company's financial instruments were as follows (in thousands):
                                            July 31, 2000    July 31, 1999
                                           ---------------   ---------------
					   Carrying  Fair    Carrying Fair
					     value   value    value   value
					   --------- -----   -------- ------
    Cash and cash equivalents             $    11  $    11 $   458  $   458
    Accounts receivable                     1,305    1,305     586      586
    Notes receivable                          488      332     512      357
    Short-term debt                           680      680      -        -
    Accounts payable                        1,390    1,390   1,218    1,218
    Due to growers                            649      649   1,660    1,660
    Long-term debt (including current
      portion)                              7,947    7,947   8,872    8,872

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

9. ITEM 9 -CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None










                                     II-18                                -23-

				   PART III

ITEM 10-DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding directors required under this item is contained in the registrant's Proxy Statement dated November 15, 2000 under the captions "Election of Directors" and "Information Concerning Management-Business Experience of Directors," incorporated herein by reference.

     The following table sets forth information concerning the Company's executive officers, including their principal occupation for the the past five years and all positions and offices held with the Company by such executive officers. The term of each of the below named executive officers, elected November 29, 1999, expires on November 30, 2000, or when their successors have been chosen.

            NAME             CAPACITY                               AGE
      ----------------------------------------------------------------------
      Craig P. Caillier      President and CEO February 2,
			     1996 to present; Senior Vice
			     President and General Manager
                             January 1994 - February 1, 1996.        38

      Stanley H. Pipes       Vice President from 1977 until August
			     1989; Senior Vice President from
			     August 1989 until January 1994; Vice
			     President since that date; Treasurer
                             since 1971.                             65

 Information required under this item as respects compliance with Section 16
 (a) of the Securities Exchange Act of 1934 is contained in the registrant's Proxy Statement dated November 15, 2000 under the caption "Information Concerning Management-Certain Transactions," incorporated herein by reference.

ITEM 11-EXECUTIVE COMPENSATION

 Information required under this item is contained in the registrant's Proxy Statement dated November 15, 2000 under the caption "Information Concerning Management-Executive Compensation," incorporated herein by reference.

ITEM 12-SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

 Information required under this item is contained in the registrant's Proxy Statement dated November 15, 2000 under the captions "Voting Securities and Principal Holders Thereof" and "Election of Directors," incorporated herein by reference.









                                    III-1                                 -24-

ITEM 13-CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

 Information required under this item is contained in the registrant's Proxy Statement dated November 15, 2000 under the caption "Information Concerning Management-Certain Transactions," incorporated herein by reference.



















































                                    III-2                                 -25-

				    FORM 10-K

				     PART IV

ITEM 14-EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8K

 (a) 1. Financial Statements

	The following financial statements of Sterling Sugars, Inc. are included in Part II, Item 8:

         Independent Auditors Report (Fiscal Years 2000 and 1999)

         Balance Sheets as of July 31, 2000 and 1999

	 Statements of Income and Retained Earnings for years ended
          July 31, 2000, 1999, and 1998

         Statements of Cash Flows for years ended July 31, 2000,
         1999, and 1998

	 Notes to Financial Statements

 (a) 2. Financial Statement Schedules

	  Not Applicable

 All schedules are omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.



























                                      IV-1                              -26-

				    FORM 10-K

				     PART IV
				   (Continued)

 (a) 3. Exhibits
                                                                  Footnote
		(a) Articles of Incorporation                       (a)
		(b) By-laws                                         (a)
		(c) Amendments to By-laws                           (b)
		(d) Amendments to By-laws                           (e)
		(e) Amended By-laws                                 (e)
		(f) Amendment to Certificate of Incorporation       (j)
		(g) Amended by-laws                                 (p)
                (a) Specimen Stock Certificate                      (b)
		(d) Pension Plan                                    (b)
		(e) Income Sharing Plan                             (b)
		(f) 1987 employment contract (Fred Y. Clark)        (c)
		(g) 1986 Peebles lease                              (f)
		(h) Employment contract (Fred Y. Clark)             (g)
		(j) Lease-West Camperdown (Bolton Cane Company)     (i)
		(k) Sublease-Katy Plantation (Bolton Cane Company)  (i)
		(l) Lease-portions of Sterling Plantation
		    (Baker Plantation, Inc.)                        (i)
		(n) Employment contract (Stanley H. Pipes)          (k)
		(o) Addendum to employment contract dated January
		    31, 1987 (Fred Y. Clark)                        (k)
		(q) Lease-Calumet Plantation (Frank Martin Farms)   (k)
		(t) Lease-Belleview Golf and Country Club           (m)
		(u) Agricultural lease with option to purchase
		    (Adeline Plantation)                            (m)
		(v) Amendment to agricultural lease (Adeline Plt.)  (m)
		(w) Sublease-(Adeline Plantation)                   (m)
		(x) Agricultural lease (Shadyside Plantation)       (n)
		(y) Sublease-Shadyside (C.J. Hebert)                (n)
		(z) Sublease-Shadyside (Frank Martin Farms)         (n)
	       (aa) Agriculture lease-Shaffer Plantatin (Teche
		    Planting Company)                               (n)
	       (bb) Agriculture lease-West Belleview (Teche
		    Planting Company)                               (n)
	       (cc) Amendment to employment contract of January 31,
		    1987 (Fred Y. Clark)                            (n)
	       (dd) Techincal Services Agreement-M.A. Patout & Son  (o)
	       (ee) Sublease-Teche Planting Company                 (o)
	       (ff) Lease extension-Franklin Realty                 (o)
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
              (ccc) Agricultural lease - Ellender Farms               (s)
              (ddd) Agricultural lease - Gravois Farms                (s)


                                                                     Page

    (11)    Computation of earnings per share                        (32)

 (b) Reports on Form 8-K

      None

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

						STERLING SUGARS, INC.

    Date October 20, 2000                       BY /s/ Craig P. Caillier
    ---------------------                       ------------------------
						   Craig P. Caillier
						   President & CEO

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, which includes the Chief Executive Officer, the Chief Financial and Accounting Officer and a majority of the Board of Directors, on behalf of the Registrant and in the capacities and on the dates indicated:

  /s/ Craig P. Caillier         President & CEO and         October 20, 2000
  ---------------------         Director
       Craig P. Callier

  /s/ Stanley H. Pipes          Vice President & Treasurer
  ----------------------        (Principal Financial and
       Stanley H. Pipes         Accounting Officer)         October 20, 2000

  /s/ Bernard E. Boudreaux      Chairman of Board           October 20, 2000
  ------------------------

  /s/ William S. Patout III     Director                    October 20, 2000
  ------------------------
       William S. Patout III


  /s/ Peter V. Guarisco         Director                    October 20, 2000
  ------------------------
       Peter V. Guarisco

  /s/ J. Patout Burns, Jr.      Director                    October 20, 2000
  ----------------------
       J. Patout Burns, Jr.

  /s/ Rivers Patout             Director                    October 20, 2000
  ----------------------
       Rivers Patout


  /s/ Victor Guarisco, II       Director                    October 20, 2000
  -----------------------
       Victor Guarisco, II






                                       IV-5                            -30-

				 INDEX TO EXHIBITS

       (10) Material Contracts

            None


       (11) Computation of Earnings per Common Share                 (32)

















































                                     IV-6                              -31-