Form 10-Q
period 2000-10-31
STERLING SUGARS INC
filed 2000-12-13
CIK 94185

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                                   FORM 10-Q

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended October 31, 2000

                                       OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

        For the transition period from_________________to__________________


                         COMMISSION FILE NUMBER  0-1287


                              STERLING SUGARS, INC.
        ____________________________________________________________________

              Exact name of registrant as specified in its charter


                 Louisiana                              72-0327950
        _______________________________       ______________________________
        State or other jurisdiction of         IRS employer identification
        incorporation or organization                     number


            P. O. Box 572, Franklin, La.                   70538
        ____________________________________________________________________
        Address of principal executive offices            Zip Code


        Registrant's telephone number including area code       337 828 0620

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

        There were 2,500,000 common shares outstanding at November 30, 2000.


                                                  Total number of pages    12

                            STERLING SUGARS, INC.

                                 I N D E X

                                                                  PAGE
                                                                 NUMBER
        PART I:  FINANCIAL INFORMATION:

         ITEM 1. FINANCIAL STATEMENTS

                 Condensed balance sheets October 31, 2000
                 (unaudited) and July 31, 2000                     I-1

                 Statements of earnings and retained earnings
                 Three months ended October 31, 2000
                 (unaudited) and 1999 (unaudited)                  I-2

                 Statements of cash flows
                 Three months ended October 31, 2000
                 (unaudited) and 1999 (unaudited)                  I-3

                 Notes to condensed financial statements
                 Three months ended October 31, 2000 and 1999      I-5



         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS     I-6

        PART II. OTHER INFORMATION:

         ITEM 5. OTHER INFORMATION                                II-1

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8K                  II-1

                            STERLING SUGARS, INC.
                          CONDENSED BALANCE SHEETS

                                                  October 31,    July 31,
                                                     2000          2000
                                                   UNAUDITED       NOTE
     ASSETS:                                    ---------------------------
      CURRENT ASSETS:
         Cash and short-term investments        $     65,593 $      11,500
         Accounts receivable                       4,728,745     1,305,409
         Notes receivable                             60,016        60,016
         Inventories                               4,964,421       729,213
         Deferred income taxes                       365,000       365,000
         Other current assets                        307,868       517,126
                                                ------------- -------------
            TOTAL CURRENT ASSETS                $ 10,491,643  $  2,988,264
                                                ------------- -------------
       Property, plant and equipment - net      $ 24,917,526  $ 24,953,785
                                                ------------- -------------
       Expenditures for future crops            $  1,138,963  $  1,138,963
                                                ------------- -------------
       Notes receivable - net of allowance      $    480,025  $    488,162
                                                ------------- -------------
       Other assets                             $     41,206  $     41,206
                                                ------------- -------------
                                                $ 37,069,363  $ 29,610,380
                                                ============= =============
     LIABILITIES AND STOCKHOLDERS' EQUITY:
      CURRENT LIABILITIES:
        Notes Payable                           $  4,332,000  $    679,531
        Accounts payable and accrued expenses      2,168,592     1,390,249
        Due cane growers                           3,645,456       648,883
        Current portion long-term debt               857,990       932,680
                                                ------------- -------------
            TOTAL CURRENT LIABILITIES           $ 11,004,038  $  3,651,343
                                                ------------- -------------
       Long-term debt                           $  6,976,388  $  7,013,888
                                                ------------- -------------
       Deferred income taxes                    $  1,745,000  $  1,745,000
                                                ------------- -------------

     STOCKHOLDERS' EQUITY:
        Common stock                            $  2,500,000  $  2,500,000
        Additional paid in capital (Note C)           40,455        40,455
        Retained earnings                         14,803,482    14,659,694
                                                ------------- -------------
                                                $ 17,343,937  $ 17,200,149
                                                ------------- -------------
                                                $ 37,069,363  $ 29,610,380
                                                ============= =============

       NOTE: The balance sheet at July 31, 2000 has been taken from the audited financial statements at that date and condensed.

                   See notes to condensed financial statements



                                      I-1                                -3-

                            STERLING SUGARS, INC.
                 STATEMENT OF EARNINGS AND RETAINED EARNINGS
                                 (UNAUDITED)

                                              THREE MONTHS ENDED OCTOBER 31
                                              -----------------------------
                                                      2000         1999
                                                     ------       ------
                                                  (Unaudited)   (Unaudited)
        REVENUES:

         Sugar and molasses sales                $10,675,862   $ 9,179,725
         Interest earned                               1,765            62
         Mineral leases and royalties                190,134        27,551
         Other                                       557,096       510,983
                                                 ------------  ------------
                                                 $11,424,857   $ 9,718,321
                                                 ------------  ------------

        COSTS AND EXPENSES:

         Cost of products sold                   $10,701,361   $ 8,822,884
         General and administrative                  255,879       226,017
         Interest expense                            235,701       268,931
                                                 ------------  ------------
                                                 $11,192,941   $ 9,317,832
                                                 ------------  ------------

        NET EARNINGS (LOSS) BEFORE INCOME TAXES  $   231,916   $   400,489
        INCOME TAX EXPENSE (CREDIT)                   88,128       152,186
                                                 ------------  ------------
        NET EARNINGS (LOSS)                      $   143,788   $   248,303

        RETAINED EARNINGS AT BEGINNING OF PERIOD  14,659,694    13,743,691
                                                 ------------  ------------
        RETAINED EARNINGS AT END OF PERIOD       $14,803,482   $13,991,994
                                                 ============  ============

        NET EARNINGS (LOSS) PER SHARE            $       .06   $       .10
                                                 ============  ============













                    See notes to condensed financial statements



                                      I-2                                 -4-

                            STERLING SUGARS, INC.
                           STATEMENT OF CASH FLOWS

                                                THREE MONTHS ENDED OCTOBER 31
                                                -----------------------------
                                                         2000         1999
                                                        ------       ------
                                                      (Unaudited) (Unaudited)
   OPERATING ACTIVITIES:
    Net earnings (Loss)                            $   143,788  $    248,303
    Adjustments to reconcile net earnings to
    net cash provided by (used in) operating activities:
     Depreciation                                       560,223      571,017
    Changes in operating assets and liabilities:
     Increase in accounts receivable                 (3,423,336)  (6,756,623)
     Decrease in notes receivable                          -           2,783
     Increase in inventories                         (4,235,209)  (5,848,220)
     Increase (decrease) in other current assets       (209,260)    (209,209)
     Increase in accounts payable, accrued expenses
      and due cane growers                            3,774,736    1,600,572
     Other items - net                                   82,924      215,195
                                                    ------------ ------------
    Net cash provided by operating activities       $(3,306,134)$(10,176,182)
                                                    ------------ ------------
    INVESTING ACTIVITIES:
     Purchase of property, plant and equipment      $(  523,965) $(  291,943)
                                                    -----------  ------------
     Net cash used in investing activities          $(  523,965) $(  291,943)
                                                    ------------ ------------
    FINANCING ACTIVITIES:
     Proceeds from short-term debt                  $ 9,613,000  $12,028,009
     Payments on short-term debt                     (5,691,308)  (1,942,000)
     Proceeds from long-term debt                          -         160,008
     Payments on long-term debt                      (   37,500)  (   72,232)
                                                    ------------ ------------
     Net cash provided by (used in) financing
       activities                                   $ 3,884,192  $10,173,785
                                                    ------------ ------------

    Increase (decrease) in cash and temporary
     investments                                    $    54,093  $  (294,340)
    Cash and temporary investments at the
     beginning of the period                             11,500      458,050
                                                    ------------ ------------
    Cash and temporary investments at the
     end of the period                              $    65,593  $   163,710
                                                    ============ ============
    Continued


                   See notes to condensed financial statements






                                       I-3                                 -5-

                            STERLING SUGARS, INC.
                           STATEMENT OF CASH FLOWS
                                (CONTINUED)

                                            THREE MONTHS ENDED OCTOBER 31
                                            ------------------------------
                                                   2000        1999
                                                 --------    ---------
                                                (Unaudited)  (Unaudited)

      Supplemental information:

         Interest paid                           $  167,282  $  169,233
                                                 =========== ===========
         Income taxes paid                       $  119,120  $   20,000
                                                 =========== ===========









































                                       I-4                               -6-

                            STERLING SUGARS, INC.
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                 THREE MONTHS ENDED OCTOBER 31, 2000 AND 1999
                                 (UNAUDITED)


        A. CONDENSED FINANCIAL STATEMENTS:

             The condensed balance sheet as of October 31, 2000, the statements of earnings and retained earnings for the three months ending October 31, 2000 and 1999, and the condensed statements of cash flows for the three month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at October 31, 2000 and for all periods presented have been made.

             Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the July 31, 2000 annual report to stockholders. The results of operations for the period ending October 31, 2000 are not necessarily indicative of the operating results for the full year.






























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

  Results of Operations:
  ----------------------

   General Information:
   --------------------

          The Company began its harvesting and grinding season on September 20, 2000 and had ground 411,772 tons of sugarcane by October 31, 2000. This tonnage yielded 40,536 tons of raw sugar or 196.9 pounds of raw sugar per ton of sugarcane. Last season, the Company had ground
     378,858 tons of sugarcane which produced 38,261 tons of raw sugar or
     202.0 pounds of raw sugar per ton of sugarcane. The South Louisiana growing area suffered a drought this season which has reduced the crop in some areas of the state although rains late in the growing season helped To offset that reduction. The Company expects to grind approximately 5 to 10 percent less than the record crop ground last year of 1,139,296 tons. The area experienced unusually good growing weather last year which resulted in the record crop and a slighly higher yield of sugar.

          The raw sugar price continues to be below that received in prior
     years.   The basis price paid to farmers for the 1999, 1998
     and 1997 crops was $18.65, $20.80 and $21.02, respectively. The price for the current year (2000 crop) is expected to be slightly below that paid for the 1999 crop. The lower price reflects a basic oversupply of sugar in the United States.







                                       I-6                                -8-

     Sugar and Molasses Sales:
     -------------------------

          Sugar and molasses sales for the three months ended October 31, 2000 and 1999 were as follows:
                                                2000         1999
                                               ------       ------
              Raw sugar sales              $10,214,045   $ 9,031,764
              Molasses sales                   461,817       147,961
                                           ------------ -------------
                                           $10,675,862   $ 9,179,725
                                           ============ =============


          As of October 31, 2000, the Company had shipped 28,711 tons of raw sugar compared to 22,186 tons shipped as of October 31, 1999. Shipments of raw sugar are dictated by the refiners based on their needs and production schedules and the higher shipments in 2000 as compared to the same quarter of 1999 are not necessarily indicative of higher sales for the entire year.

          Molasses production was up slightly at 6.16 gallons per ton of sugarcane ground compared to 5.72 gallons per ton for the same period last year. The price of molasses has rebounded from the low of $35 per ton 1999 to $55 per ton in 2000. In 1999, molasses sales were less than two percent of total sales.

     Interest Earned:
     ----------------

         Interest earned was $1,765 for the three months ending October 31, 2000 compared to $62 for the same period last year.

     Mineral Leases and Royalties:
     -----------------------------

          Mineral leases and royalties were $190,134 for the three months ended October 31, 2000 compared to $27,551 for the three months ended
     October 31, 1999.   There were no new oil and gas leases granted for
     the three month period ended October 31, 2000. In May, 2000, a well was completed on Company property and is producing approximately 265 barrels of oil per day and 18,500 MCF of gas. The higher royalties reflect the income received from this well. Proceeds from this well are being used to pay down the Company's long-term debt.

     Other Revenues:
     ---------------

          Other revenues consist mainly of miscellaneous income and cane land rentals. Cane land rentals for the three months ended October 31, 2000 were $437,428 compared to $478,823 for the same period in the prior year. The decrease in cane rental income of $41,395 is primarily because of the lower interim prices paid to farmers this year compared to last year and to a lesser extent the lower yield of sugar.



                                      I-7                                 -9-

     Cost of Products Sold:
     ----------------------

          Cost of products sold increased to $10,701,361 for the three month period ending October 31, 2000 from $8,822,884 for the three months ended October 31, 1999. Costs relating to sales are charged to cost of products sold. Accordingly, costs have increased relative to the higher sales for the current period.

     General and Administrative Expenses:
     ------------------------------------

          General and administrative expenses were $255,817 for the current period and $226,017 for the same period last year. The increase reflects higher employee costs for pension, hospitalization and miscellaneous expenses.

     Interest Expense:
     -----------------

          Interest expense decreased slightly to $235,701 for the three months ended October 31, 2000 from $268,931 for the three months ended October 31, 1999. Short-term debt outstanding was $4,332,000 on
     October 31, 2000 and $10,086,009 on October 31, 1999. The interest rate for the two years was approximately the same.

     Income Taxes:
     -------------

          The income tax expense (credit) for the three month periods ending October 31, 2000 and 1999 were recorded at the statutory rate of 38 percent which reflects the 34 percent federal corporate rate plus 4 percent state income taxes.

     Liquidity and Capital Resources:
     --------------------------------

          At October 31, 2000, the Company had negative working capital of $512,395 compared to negative working capital of $623,814 at October 31, 1999. Working capital ratios were .95:1 and .96:1 respectively.

          Typically, the Company begins short-term borrowing during the idle season to finance company operations and capital additions. At July 31, 2000, short-term debt outstanding was $679,531 and at October 31, 2000 short-term debt had increased to $4,332,000. The Company has a $12,000,000 line of credit with a bank.











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


     DATE   December 13, 2000                By /s/ Craig P. Caillier
         ---------------------------         ------------------------
                                              CRAIG P. CAILLIER
                                              PRESIDENT AND CEO




    DATE    December 13, 2000                By /s/ Stanley H. Pipes
        ----------------------------         -------------------------
                                              STANLEY H. PIPES
                                              VICE PRESIDENT AND TREASURER




























                                     II-2                                -12-