Form 10-Q
period 2001-01-31
STERLING SUGARS INC
filed 2001-03-15
CIK 94185

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                                   FORM 10-Q

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended January 31, 2001

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

        There were 2,500,000 common shares outstanding at March 6, 2001.


                                                  Total number of pages    13

                            STERLING SUGARS, INC.

                                 I N D E X

                                                                  PAGE
                                                                 NUMBER
        PART I:  FINANCIAL INFORMATION:

         ITEM 1. FINANCIAL STATEMENTS

                 Condensed balance sheets January 31, 2001
                 (unaudited) and July 31, 2000                     I-1

                 Statements of earnings and retained earnings
                 Six months ended January 31, 2001 (unaudited)
                 and 2000 (unaudited)                              I-2

                 Statements of earnings and retained earnings
                 Three months ended January 31, 2001 (unaudited)
                 and 2000 (unaudited)                              I-3

                 Statements of cash flows
                 Six months ended January 31, 2001 (unaudited)
                 and 2000 (unaudited)                              I-4

                 Notes to condensed financial statements
                 Three and six months ended January 31, 2001
                 and 2000                                          I-5

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS     I-6

        PART II. OTHER INFORMATION:

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8K                  II-1

                            STERLING SUGARS, INC.
                          CONDENSED BALANCE SHEETS

                                                  January 31,    July 31,
                                                     2001          2000
                                                   UNAUDITED       NOTE
     ASSETS:                                    ---------------------------
      CURRENT ASSETS:
         Cash and short-term investments        $     67,928  $     11,500
         Accounts receivable                      11,929,613     1,305,409
         Raw sugar and molasses inventories
           (at market)                             9,620,777          -
         Operating supplies - at cost                752,738       729,213
         Deferred income taxes                       365,000       365,000
         Other current assets                        418,590       577,142
                                                ------------- -------------
            TOTAL CURRENT ASSETS                $ 23,154,646  $  2,988,264
                                                ------------- -------------
       Property, plant and equipment - net      $ 24,613,372  $ 24,953,785
                                                ------------- -------------
       Expenditures for future crops            $  1,138,963  $  1,138,963
                                                ------------- -------------
       Notes receivable - net of allowance      $    480,023  $    488,162
                                                ------------- -------------
       Other assets                             $     41,206  $     41,206
                                                ------------- -------------
                                                $ 49,428,210  $ 29,610,380
                                                ============= =============
     LIABILITIES AND STOCKHOLDERS' EQUITY:
      CURRENT LIABILITIES:
        Notes Payable                           $ 10,465,000   $   679,531
        Accounts payable and accrued expenses      3,111,338     1,390,249
        Due cane growers                           7,056,224       648,883
        Current portion long-term debt             4,172,032       932,680
                                                ------------- -------------
            TOTAL CURRENT LIABILITIES           $ 24,804,594  $  3,651,343
                                                ------------- -------------
       Long-term debt                           $  2,854,098  $  7,013,888
                                                ------------- -------------
       Deferred income taxes                    $  1,745,000  $  1,745,000
                                                ------------- -------------

     STOCKHOLDERS' EQUITY:
        Common stock                            $  2,500,000  $  2,500,000
        Additional paid in capital                    40,455        40,455
        Retained earnings                         17,484,063    14,659,694
                                                ------------- -------------
                                                $ 20,024,518  $ 17,200,149
                                                ------------- -------------


                                                $ 49,428,210 $ 29,610,380
                                                ============= =============

       NOTE: The balance sheet at July 31, 2000 has been taken from the audited financial statements at that date, and condensed.

                   See notes to condensed financial statements
                                      I-1                               -3-

                            STERLING SUGARS, INC.
                 STATEMENT OF EARNINGS AND RETAINED EARNINGS
                                 (UNAUDITED)

                                                SIX MONTHS ENDED JANUARY 31
                                                ---------------------------
                                                      2001         2000
                                                    --------    ----------
        REVENUES:

         Sugar and molasses sales                $30,593,610   $32,559,949
         Interest earned                               1,765         1,723
         Mineral leases and royalties                511,126        51,563
         Other                                     1,461,948     1,626,208
                                                 ------------  ------------
                                                 $32,568,449   $34,239,443
                                                 ------------  ------------
        COSTS AND EXPENSES:

         Cost of products sold                   $26,964,374   $27,253,131
         General and administrative                  533,125       532,095
         Interest expense                            515,516       699,294
                                                 ------------  ------------
                                                 $28,013,015   $28,484,520
                                                 ------------  ------------

        NET EARNINGS BEFORE INCOME TAXES         $ 4,555,434   $ 5,754,923
        INCOME TAXES                               1,731,065     2,186,871
                                                 ------------  ------------
        NET EARNINGS                             $ 2,824,369   $ 3,568,052

        RETAINED EARNINGS AT BEGINNING OF PERIOD  14,659,694    13,743,691
                                                 ------------  ------------
        RETAINED EARNINGS AT END OF PERIOD       $17,484,063   $17,311,743
                                                 ============  ============

        NET EARNINGS PER SHARE                   $      1.13   $      1.43
                                                 ============  ============










                    See notes to condensed financial statements







                                      I-2                                 -4-

                            STERLING SUGARS, INC.
                 STATEMENT OF EARNINGS AND RETAINED EARNINGS
                                 (UNAUDITED)

                                              THREE MONTHS ENDED JANUARY 31
                                              -----------------------------
                                                      2001         2000
                                                   ---------     ---------
        REVENUES:

         Sugar and molasses sales                $19,917,748   $23,380,224
         Interest earned                                -            1,661
         Mineral leases and royalties                320,992        24,012
         Other                                       904,852     1,115,225
                                                 ------------  ------------
                                                 $21,143,592   $24,521,122
                                                 ------------  ------------

        COSTS AND EXPENSES:

         Cost of products sold                   $16,263,013   $18,430,247
         General and administrative                  277,246       306,078
         Interest expense                            279,815       430,363
                                                 ------------  ------------
                                                 $16,820,074   $19,166,688
                                                 ------------  ------------

        NET EARNINGS BEFORE INCOME TAXES         $ 4,323,518   $ 5,354,434
        INCOME TAXES                               1,642,937     2,034,685
                                                 ------------  ------------
        NET EARNINGS                             $ 2,680,581   $ 3,319,749

        RETAINED EARNINGS AT BEGINNING OF PERIOD  14,803,482    13,991,994
                                                 ------------  ------------
        RETAINED EARNINGS AT END OF PERIOD       $17,484,063   $17,311,743
                                                 ============  ============

        NET EARNINGS (LOSS) PER SHARE            $      1.07   $      1.33
                                                 ============  ============












                    See notes to condensed financial statements






                                      I-3                                 -5-

                            STERLING SUGARS, INC.
                           STATEMENT OF CASH FLOWS
                                (UNAUDITED)
                                                  SIX MONTHS ENDED JANUARY 31
                                                  ---------------------------
                                                         2001         2000
                                                      ---------   -----------

   OPERATING ACTIVITIES:
    Net earnings                                   $  2,824,369  $  3,568,052
    Adjustments to reconcile net earnings to net
     cash provided by operating activities:
     Depreciation                                     1,120,445     1,142,034
    Changes in operating assets and liabilities:
     Increase in accounts receivable                (10,624,204)  (14,056,608)
     Increase in inventories                        ( 9,620,777)  (13,392,479)
     Increase in accounts payable accrued
      expenses and due cane growers                   8,128,430     6,117,388
     Other items - net                              (    80,310)      345,964
                                                    ------------ ------------
    Net cash provided by operating activities      $( 8,252,047) $(16,275,649)
                                                    ------------ ------------
    INVESTING ACTIVITIES:
     Collection on notes receivable                       8,139         8,363
     Purchase of property, plant and equipment      (   816,241)  (   420,591)
                                                    -----------  ------------
     Net cash used in investing activities         $(   808,102) $(   412,228)
                                                    ------------ ------------
    FINANCING ACTIVITIES:
     Proceeds from short-term notes payable
      and long-term debt                           $ 25,981,809  $ 32,206,526
     Payments on short-term notes payable
      and long-term debt                            (16,847,556)  (15,982,875)
                                                    ------------ ------------
     Net cash provided by financing activities     $  9,134,253  $ 16,223,651
                                                    ------------ ------------

    Decrease in cash and temporary investments     $     74,104  $(   464,226)
    Cash and temporary investments at the
     beginning of the period                        (     6,176)      458,050
                                                    ------------ ------------
    Cash and temporary investments at the
     end of the period                             $     67,928  $(     6,176)
                                                    ============ ============

    Supplemental information:

     Interest paid                                 $    493,478  $    622,976
                                                    ===========  ============
     Income taxes paid                             $    275,685  $     60,470
                                                    ===========  ============




                  See notes to condensed financial statements


                                      I-4                                 -6-

                            STERLING SUGARS, INC.
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
              THREE AND SIX MONTHS ENDED JANUARY 31, 2001 AND 2000
                      (UNAUDITED)          (CONTINUED)


        A. CONDENSED FINANCIAL STATEMENTS:

             The condensed balance sheet as of January 31, 2001, the statements of earnings and retained earnings for the three and six months ending January 31, 2001 and 2000, and the condensed statements of cash flows for the six month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at January 31, 2001 and for all periods presented have been made.

             Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the July 31, 2000 report to stockholders. The results of operations for the period ending January 31, 2001 are not necessarily indicative of the operating results expected for the full year.






























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

     Results of Operations:

      General Information:

         The Company's grinding season commenced on September 20, 2000 and ended December 30, 2000. A total of 1,063,646 tons of sugarcane were processed compared to 1,139,296 tons last year which was a record for the Company.

         Sugar yield was down this year to an estimated 197 pounds per ton of cane compared to the 207 pounds per ton of cane last year. The lower yield this year can be attributed to a drought which occurred during the spring and summer growing season. The drought also caused lower yields of sugarcane per acre resulting in less tons available for processing.

         The price the Company receives for its raw sugar has rebounded somewhat from the lows experienced last year although still below the averages received in the previous two years. The Company received an average of 18.93 cents per pound for the six months ended January 31, 2001 compared to 20.56 cents per pound for the same period last year. For the year ended July 31, 2000, the Company received 19.38 cents per pound and for the year ended July 31, 1999 the Company received 21.15 cents per pound. The Company systematically sells on the futures market throughout the year which tends to average out the highs and lows over a period of time. At March 1, 2001, the November, 2001 price was quoted at 21.04 cents per pound.






                                      I-6                                -8-

          As a consequence of the low price, the raw sugar inventory was recorded at market since market was below the cost of production.

         Blackstrap molasses production is estimated at 5.63 gallons per ton this year compared to 5.03 gallons per ton of cane last year. Total production of molasses was 5,983,151 gallons this year compared to 5,729,922 gallons for the previous year. The price for blackstrap molasses is currently quoted at $57.50 per ton compared to $35.00 per at the same time last year.

     Sugar and Molasses Sales:

         Sugar and molasses sales for the six months ended January 31, 2001 and 2000 were as follows:
                                                2001            1999
                                             ----------------------------

         Raw sugar sales                     $29,216,426     $31,993,164
         Blackstrap molasses                   1,377,184         566,785
                                             ------------    ------------
                                             $30,593,610     $32,559,949
                                             ============    ============

         Sugar sales were down by $2,776,738 principally because of the lesser tonnage ground and the decreased yield of raw sugar. Molasses sales were up substantially because of the sharply higher price mentioned
     above.   Raw sugar on hand at January 31, 2001 was approximately 25,000 tons compared to 38,000 tons last year. The smaller inventory at January 31, 2001 is generally a result of the lower yield of sugar and the lesser tons of cane processed.

     Interest Earned:

         Interest earned for the six month period ending January 31, 2001 was $1,765 compared to $1,723 for the same period last year. Comparable figures were recorded for the three month periods ending January 31, 2001 and 2000. They were $0 and $1,661 respectively.

     Mineral Leases and Royalties:

          Mineral leases and royalties were up considerably for the six months ended January 31, 2001 at $511,126 compared to $51,563 for the same period last year. Royalties for the two periods were $484,539 and $27,551, respectively. Mineral leases for the same periods were $26,587 and $24,012, respectively. In November, 2000, the Company began receiving royalty payments from a new well named Zenor A16 located near Patterson, La. Payments received from the Zenor A16 well have been used to reduce the Company's long-term debt. Such payments totaled $476,379.67 as of January 31, 2001.







                                      I-7                                -9-

          The Company's activities with respect to oil and gas are limited to the granting of leases and the collection of bonuses, delay rentals and landowner royalties thereunder. Accordingly only limited information, furnished primarily by the Company's lessees, has been included with respect to oil and gas operations affecting Company lands. Complete information respecting these and related matters, such as proved reserves, are unavailable to the Company and cannot be obtained without unreasonable effort and expense.

     Other Revenues:

          Other revenues, which consist mainly of miscellaneous income items and cane land rentals, were $1,461,948 for the six months ended January 31, 2001 and $1,626,208 for the six months ended January 31, 2000. Cane land rentals for the current period were $1,314,060 compared to $1,549,948 last year. The lower cane land rentals are a direct result of the decreased yield of sugar and sugarcane. The lower price for sugar also contributed to the decline.

     Cost of Products Sold:

          Cost of products sold totaled $26,964,374 for the six months ended January 31, 2001 and $27,253,131 for the six months ended January 31, 2000. The costs charged to this account are relative to the sales of raw sugar and molasses.

     General and Administrative Expenses:

          General and administrative expenses were $533,125 for the six months ended January 31, 2001 and $532,095 for the same period last year. Expenses were comparable for the two years.

     Interest Expense:

          Interest expense was $515,516 compared to $699,294 for the six months ended January 31, 2001 and 2000, respectively. The reduced interest cost resulted from lower overall interest rates and smaller capital requirments for the processing season. Short-term debt outstanding at January 31, 2001 was $10,465,000 compared to $16,588,293 at January 31, 2000. The lower capital requirments for the six months ended January 31, 2001 is primarily the result of the lower sugar price and lower proforma payments to farmers during the crop.

     Income Taxes:

          The income tax expense for the three and six month periods ending January 31, 2001 and 2000 were recorded at the statutory rate of 38 percent which reflects the 34 percent federal corporate rate plus 4 percent state income taxes.








                                      I-8                                -10-

     Liquidity and Capital Resources:

          At January 31, 2001, the Company had negative working capital of $1,649,948 compared to a negative working capital of $663,079 at July 31, 2000. Due to the seasonal nature of the industry, it is not uncommon to have a negative working capital balance at July 31 of each year or just before the start of the new season. Normally, working capital for the six month period ending in January would be positive but is negative at January 31, 2001 because of long-term debt due in January, 2002 of $3,413,073 which has been included in the current portion long-term debt account. The balance in that account at January 31, 2001 is $4,172,032 compared to a balance of $932,680 at July 31, 2000. This is an increase of $3,239,352 in current liabilities which accounts for the negative working capital. As mentioned earlier, the Company is paying down its' long-term debt with the proceeds from oil and gas royalties in anticipation of the large payment due in January, 2002.

         For the period February 1, 2001 to September 30, 2001, the Company has budgeted $3,290,600 for repairs and $1,250,000 for capital improvements to the factory. The Company expects to finance the majority of these expenditures internally with any excess financed short-term through a bank with which the Company has a $12,000,000 line of credit.
































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


     DATE     March 13, 2001               By /s/ Craig P. Caillier
         ---------------------------          ---------------------
                                              CRAIG P. CAILLIER
                                              PRESIDENT AND
                                              CHIEF EXECUTIVE OFFICER



    DATE      March 13, 2001               By /s/ Stanley H. Pipes
        ----------------------------          ---------------------
                                              STANLEY H. PIPES
                                              VICE PRESIDENT AND TREASURER






























                                     II-2                                -13-