Form 10-Q
period 2001-04-30
STERLING SUGARS INC
filed 2001-06-13
CIK 94185

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                                   FORM 10-Q

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended April 30, 2001

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

        There were 2,500,000 common shares outstanding at June 8, 2001.


                                                  Total number of pages    14

                            STERLING SUGARS, INC.

                                 I N D E X

                                                                  PAGE
                                                                 NUMBER
        PART I:  FINANCIAL INFORMATION:

         ITEM 1. FINANCIAL STATEMENTS

                 Condensed balance sheets April 30, 2001
                 (unaudited) and July 31, 2000                     I-1

                 Statements of earnings and retained earnings
                 Nine months ended April 30, 2001 (unaudited)
                 and 2000 (unaudited)                              I-2

                 Statements of earnings and retained earnings
                 Three months ended April 30, 2001 (unaudited)
                 and 2000 (unaudited)                              I-3

                 Statements of cash flows
                 Nine months ended April 30, 2001 (unaudited)
                 and 2000 (unaudited)                              I-4

                 Notes to condensed financial statements
                 Three and nine months ended April 30, 2001
                 and 2000                                          I-6

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS     I-7

        PART II. OTHER INFORMATION:

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8K                  II-1

                            STERLING SUGARS, INC.
                          CONDENSED BALANCE SHEETS

                                                   April 30,     July 31,
                                                     2001          2000
                                                   UNAUDITED       NOTE
     ASSETS:                                    ---------------------------
      CURRENT ASSETS:
         Cash and short-term investments        $ (    4,430) $     11,500
         Accounts receivable                       3,787,675     1,305,409
         Raw sugar and molasses inventories
           (at lower of cost or market)            2,274,470          -
         Operating supplies - at cost                736,209       729,213
         Deferred income taxes                       365,000       365,000
         Other current assets                        727,674       577,142
                                                ------------- -------------
            TOTAL CURRENT ASSETS                $  7,886,598  $  2,988,264
                                                ------------- -------------
       Property, plant and equipment - net      $ 24,317,211  $ 24,953,785
                                                ------------- -------------
       Expenditures for future crops            $  1,138,963  $  1,138,963
                                                ------------- -------------
       Notes receivable - net of allowance      $    474,095  $    488,162
                                                ------------- -------------
       Other assets                             $     60,090  $     41,206
                                                ------------- -------------
                                                $ 33,876,957  $ 29,610,380
                                                ============= =============

     LIABILITIES AND STOCKHOLDERS' EQUITY:
      CURRENT LIABILITIES:
        Notes Payable                           $    721,000  $    679,531
        Accounts payable and accrued expenses      1,947,529     1,390,249
        Due cane growers                           3,658,614       648,883
        Current portion long-term debt             4,140,404       932,680
                                                ------------- -------------
            TOTAL CURRENT LIABILITIES           $ 10,467,547  $  3,651,343
                                                ------------- -------------
       Long-term debt                           $  2,456,258  $  7,013,888
                                                ------------- -------------
       Deferred income taxes                    $  1,745,000  $  1,745,000
                                                ------------- -------------
     STOCKHOLDERS' EQUITY:
        Common stock                            $  2,500,000  $  2,500,000
        Additional paid in capital                    40,455        40,455
        Retained earnings                         16,667,697    14,659,694
                                                ------------- -------------
                                                $ 19,208,152  $ 17,200,149
                                                ------------- -------------


                                                $ 33,876,957  $ 29,610,380
                                                ============= =============

       NOTE: The balance sheet at July 31, 2000 has been taken from the audited financial statements at that date, and condensed.

                   See notes to condensed financial statements
                                      I-1                               -3-

                            STERLING SUGARS, INC.
                 STATEMENT OF EARNINGS AND RETAINED EARNINGS
                                 (UNAUDITED)

                                                NINE MONTHS ENDED APRIL 30
                                                ---------------------------
                                                      2001         2000
                                                      ----         ----
        REVENUES:

         Sugar and molasses sales                $ 38,837,482  $39,155,009
         Interest earned                                3,735        3,488
         Mineral leases and royalties                 890,054       69,805
         Other                                      1,484,218    1,615,481
                                                 ------------  ------------
                                                 $ 41,215,489  $40,843,783
                                                 ------------  ------------

        COSTS AND EXPENSES:

         Cost of products sold                   $ 36,426,526  $35,232,013
         General and administrative                   723,649      795,317
         Interest expense                             826,599      987,286
                                                 ------------  ------------
                                                 $ 37,976,774  $37,014,616
                                                 ------------  ------------

        NET EARNINGS BEFORE INCOME TAXES         $  3,238,715  $ 3,829,167
        INCOME TAXES                                1,230,712    1,455,083
                                                 ------------  ------------
        NET EARNINGS                             $  2,008,003  $ 2,374,084

        RETAINED EARNINGS AT BEGINNING OF PERIOD   14,659,694   13,743,691
                                                 ------------  ------------
        RETAINED EARNINGS AT END OF PERIOD       $ 16,667,697  $16,117,775
                                                 ============  ============

        NET EARNINGS PER SHARE                   $        .80  $       .95
                                                 ============  ============










                    See notes to condensed financial statements







                                      I-2                                 -4-

                            STERLING SUGARS, INC.
                 STATEMENT OF EARNINGS AND RETAINED EARNINGS
                                 (UNAUDITED)

                                               THREE MONTHS ENDED APRIL 30
                                              -----------------------------
                                                      2001         2000
                                                      ----         ----
        REVENUES:

         Sugar and molasses sales                $ 8,243,872   $ 6,595,060
         Interest earned                               1,970         1,765
         Mineral leases and royalties                378,928        18,242
         Other                                        22,270       (10,727)
                                                 ------------  ------------
                                                 $ 8,647,040   $ 6,604,340
                                                 ------------  ------------

        COSTS AND EXPENSES:

         Cost of products sold                   $ 9,462,152   $ 7,978,882
         General and administrative                  190,524       263,222
         Interest expense                            311,083       287,992
                                                 ------------  ------------
                                                 $ 9,963,759   $ 8,530,096
                                                 ------------  ------------

        NET LOSS BEFORE INCOME TAXES             $(1,316,719)  $(1,925,756)
        INCOME TAXES (CREDIT)                     (  500,353)   (  731,788)
                                                 ------------  ------------
        NET LOSS                                 $(  816,366)  $(1,193,968)

        RETAINED EARNINGS AT BEGINNING OF PERIOD  17,484,063    17,311,743
                                                 ------------  ------------
        RETAINED EARNINGS AT END OF PERIOD       $16,667,697   $16,117,775
                                                 ============  ============

        NET LOSS PER SHARE                       $(      .33)  $(      .48)
                                                 ============  ============










                    See notes to condensed financial statements







                                      I-3                                 -5-

                            STERLING SUGARS, INC.
                           STATEMENT OF CASH FLOWS
                                (UNAUDITED)
                                                  NINE MONTHS ENDED APRIL 30
                                                  ---------------------------
                                                         2001         2000
                                                         ----         ----
   OPERATING ACTIVITIES:
    Net earnings                                    $  2,008,003  $  2,374,084
    Adjustments to reconcile net earnings to net
     cash provided by operating activities:
     Depreciation                                      1,680,668     1,842,630
    Changes in operating assets and liabilities:
     Increase in accounts receivable                 ( 2,482,266)  ( 3,338,266)
     Increase in inventories                         ( 2,281,466)  ( 7,830,271)
     Increase in accounts payable accrued
      expenses and due cane growers                    3,608,480     1,721,628
     Other items - net                               (   350,110)      385,213
                                                    ------------  ------------
    Net cash provided by operating activities       $  2,183,309  $ (4,844,982)
                                                    ------------  ------------
    INVESTING ACTIVITIES:
     Collection on notes receivable                 $     14,067  $     33,139
     Issuance of notes receivable                    (    10,980)  (    67,631)
     Purchase of property, plant and equipment       ( 1,163,112)  ( 1,419,339)
                                                    ------------- ------------
     Net cash used in investing activities          $( 1,160,025) $( 1,453,831)
                                                    ------------  ------------
    FINANCING ACTIVITIES:
     Proceeds from short-term notes payable
      and long-term debt                            $ 27,667,809  $ 36,529,428
     Payments on short-term notes payable
      and long-term debt                             (28,707,023)  (30,517,666)
                                                    ------------  ------------
     Net cash provided by financing activities      $( 1,039,214) $  6,011,762
                                                    ------------  ------------

    Increase (decrease) in cash and temporary
     investments                                    $ (   15,930) $(   287,051)
    Cash and temporary investments at the
     beginning of the period                              11,500       458,050
                                                    ------------  ------------
    Cash and temporary investments at the
     end of the period                              $(     4,430) $    170,999
                                                    ============= ============



    Continued

                  See notes to condensed financial statements






                                      I-4                                 -6-

                            STERLING SUGARS, INC.
                           STATEMENT OF CASH FLOWS
                                (UNAUDITED)

                                                NINE MONTHS ENDED APRIL 30
                                               ----------------------------
                                                        2001        2000
                                                        ----        ----
      Supplemental information:

         Interest paid                              $  742,852  $  909,518
                                                    =========== ===========
         Income taxes paid                          $  134,051  $   20,983
                                                    =========== ===========











































                                      I-5                               -7-

                            STERLING SUGARS, INC.
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
              THREE AND NINE MONTHS ENDED APRIL 30, 2001 AND 2000
                      (UNAUDITED)          (CONTINUED)


        A. CONDENSED FINANCIAL STATEMENTS:

             The condensed balance sheet as of April 30, 2001, the statements of earnings and retained earnings for the three and nine months ending April 30, 2001 and 2000, and the condensed statements of cash flows for the nine month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at April 30, 2001 and for all periods presented have been made.

             Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the July 31, 2000 report to stockholders and/or the Form 10-K filed with the Securities and Exchange Commission on October 30, 2000.
           The results of operations for the period ending April 30, 2001 are not necessarily indicative of the operating results expected for the full year.





























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

     Results of Operations:

      General Information:

         The Company's grinding season commenced on September 20, 2000 and ended December 30, 2000. A total of 1,063,646 tons of sugarcane were processed compared to 1,139,296 tons processed last year, a company record at that time. The lesser tonnage ground for the current year can be attributed to a drought suffered in the spring of last year which reduced yields of about ten percent less than the year before.

         Sugar yield was down this year and is estimated at 196 pounds of sugar per ton of sugarcane compared to 207 pounds the previous year.
     The lower yield for the current year was most likely caused by the weather patterns experienced during the spring and summer growing season which were not as favorable for cane growth and maturity compared to the previous year.

         The price the Company receives for its raw sugar has declined subtantially for the past several years. For the fiscal year ended July 31, 1999, the Company received an average price for raw sugar of
     21.15 cents per pound and for the fiscal year ended July 31, 2000 an average price of 19.97 cents per pound was received. The estimated price for the current year is 19.25 cents per pound.








                                      I-7                                -9-

         Blackstrap molasses production is estimated at 5.63 gallons per ton this year compared to 5.03 gallons per ton of cane last year. Total production of molasses is estimated at 5,983,151 gallons this year compared to 5,729,922 gallons for the previous year. The price for blackstrap molasses has rebounded from the depressed prices experienced the last several years. The current price is quoted at 67.50 per ton compared to $35.00 per ton last year.

     Sugar and Molasses Sales:

         Sugar and molasses sales for the nine months ended April 30, 2001 and 2000 were as follows:
                                                2001            2000
                                             ----------------------------

         Raw sugar sales                     $37,005,185      $38,508,947
         Blackstrap molasses                   1,832,297          646,062
                                             ------------    ------------
                                             $38,837,482      $39,155,009
                                             ============    ============

         Raw sugar sales decreased by $1,503,762 principally because of the lower price received for sugar. Molasses sales were up by $1,186,235 due to the higher price and all sales of molasses had been completed as of April 30, 2001. The price received for the current year averaged $44.52 per ton after discounts compared to $19.69 for the previous year. The Company had no molasses inventory at April 30, 2001 compared to an inventory of 3,130 tons at April 30, 2000. Raw sugar on hand at April 30, 2000 was approximately 21,000 tons compared to approximately 6,000 tons at April 30, 2001. The Company produced approximately
     104,509 tons of raw sugar for the 2000 crop compared to 119,170 tons for the 1999 crop.

     Interest Earned:

         Interest earned for the nine month period ending April 30, 2001 was $3,735 compared to $3,488 for the same period last year. The interest income for the current period reflects the smaller amount of funds available for short-term investment. Comparable figures were recorded for the three month periods ending April 30, 2001 and 2000.

     Mineral Leases and Royalties:

          Mineral leases and royalties were up considerably for the nine months ended January 31, 2001 at $890,054 compared to $69,805 for the same period last year. Royalties for the two periods were $886,554 and $27,551, respectively. In November, 2000, the Company began receiving royalty payments from a new well named Zenor A16 located near Patterson, La. Payments received from the Zenor A16 well have been used to reduce the Company's long-term debt. Such payments totaled $874,219.70 as of April 30, 2001.




                                      I-8                               -10-

          The Company's activities with respect to oil and gas are limited to the granting of leases and the collection of bonuses, delay rentals and landowner royalties thereunder. Accordingly only limited information, furnished primarily by the Company's lessees, has been included with respect to oil and gas operations affecting Company lands. Complete information respecting these and related matters, such as proved reserves, are unavailable to the Company and cannot be obtained without unreasonable effort and expense.
     Mineral Leases and Royalties:

     Other Revenues:

          Other revenues, which consist mainly of miscellaneous income items and cane land rentals, were $1,484,218 for the nine months ended April 30, 2001 and $1,615,481 for the nine months ended April 30, 2000. Cane land rentals for the current period were $1,316,279 compared to $1,517,161 last year. The lower cane land rentals is a result of the lower sugar price and reduced yields for the current year.

     Cost of Products Sold:

          Cost of products sold totaled $36,426,526 for the nine months ended April 30, 2001 and $35,232,013 for the nine months ended April 30, 2000. The costs charged to this account are relative to the sales of raw sugar and molasses.

     General and Administrative Expenses:

          General and administrative expenses were $723,649 for the nine months ended April 30, 2001 and $795,317 for the same period last year. The nine months ended April 30, 2000 included legal expenses in conjunction with the reincorporation of the Company.

     Interest Expense:

          Interest expense was $826,599 compared to $987,286 for the nine months ended April 30, 2001 and 2000, respectively. The lower interest for April 30, 2001 reflects the reduced outstanding loan balances and to a lesser extent lower interest rates.

     Income Taxes:

          The income tax expense for the three and six month periods ending April 30, 2001 and 2000 were recorded at the statutory rate of 38 percent which reflects the 34 percent federal corporate rate plus 4 percent state income taxes.

     Liquidity and Capital Resources:

          At April 30, 2001, the Company had negative working capital of $2,580,949 compared to a negative working capital of $663,079 at July 31, 2000. Due to the seasonal nature of the industry, it is not uncommon to have a negative working capital balance just before the start of the new season.


                                      I-9                               -11-

          The negative working capital at April 30, 2001 resulted from the inclusion of a note of $3,413,073 due in January, 2002 in current liabilities. The Company has been using the royalty income from the oil well Zenor A16 to pay down its' long-term debt. Any balance remaining in January, 2002 will be paid by the Company or refinanced as circumstances dictate.

          At Feburary 1, 2001 the Company budgeted $4,540,600 for capital improvements and repairs to the factory. The Company expects to finance the majority of these expenditures internally with any excess financed short-term through a bank with which the Company has a $12,000,000 line of credit.












































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


     DATE     June 12, 2001               By /s/ Craig P. Caillier
         ---------------------------          ---------------------
                                              CRAIG P. CAILLIER
                                              PRESIDENT AND
                                              CHIEF EXECUTIVE OFFICER



    DATE      June 12, 2001               By /s/ Stanley H. Pipes
        ----------------------------          ---------------------
                                              STANLEY H. PIPES
                                              VICE PRESIDENT AND TREASURER





























                                     II-2                                -14-