Form 10-K
period 2001-07-31
STERLING SUGARS INC
filed 2001-10-26
CIK 94185

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
			    Washington, D. C.
			       Form 10K

  [X] Annual report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the fiscal year ended July 31, 2001

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. /__/

  The aggregate market value of the registrant's voting stock held on September 30, 2001 by non-affiliates of the registrant was $2,490,000. Such value has been computed on the basis of the average bid and asked prices of the stock and by excluding, from the 2,500,000 shares outstanding on that date, all stock beneficially owned by officers and directors of the registrant and by beneficial owners of more than five percent of its stock, even though all such persons may not be affiliates as defined in SEC rule 405.
                                                           Page 1 of 32 pages

  The number of shares of common stock outstanding as of October 19, 2001 was 2,500,000 shares.

  Documents incorporated by reference: Portions of Registrant's Proxy Statement dated November 16, 2001 are incorporated by reference into Part III.

  An exhibit index is located on page 31.

				    FORM 10-K

				      PART I
  ITEM 1-BUSINESS

        Sterling Sugars, Inc. is a grower and processor of sugarcane from which it produces raw sugar and blackstrap molasses, a by-product. Cane residue (bagasse), also a by-product, is used as the primary fuel for the Company's steam boilers. The business is highly seasonal in that the processing season usually extends from mid/late September to late December or early January. For the fiscal year ended July 31, 2001 the Company processed 1,063,646 tons of sugarcane and produced 107,177 tons of sugar. The season began on September 20, 2000 and ended on December 30, 2000. For the fiscal year ended July 31, 2000, the season began on September 20, 1999 and continued through January 10, 2000. For fiscal 2000, the factory processed 1,139,296 tons of sugarcane and produced 121,398 tons of sugar. During the previous year (fiscal 1999), the Company processed a total of 1,031,144 tons of cane and 99,173 tons of sugar.

        Historically, the Company has had no difficulty in selling, at competitive prices, all of its raw sugar production to a few major sugar refiners and a candy manufacturer and all of its molasses production to a molasses distributor under sales contracts. The Company expects these marketing avenues to be open in the future. The United States is a net importer of sugar. This allows the U. S. Department of Agriculture to regulate the price of raw sugar in the United States by limiting or expanding imports. The Federal Agriculture Improvement and Reform Act of 1996 (FAIR) provides regulations allowing raw sugar manufacturers, such as the Company, to place sugar under loan at the rate of 18 cents per pound if the sugar price drops below this level. The Company then has the option of forfeiting the sugar to the government and retaining the proceeds of the loan or selling the sugar if the price subsequently exceeds the loan rate. A loss of a major refiner would probably have a negative impact on the Company's bottom line but any such impact would be cushioned by FAIR.
  See also the first paragraph on the next page for a further explanation of FAIR.


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

        On April 4, 1996 President Clinton signed the new Federal
  Agricultural Improvement and Reform Act (FAIR) otherwise known as the Freedom to Farm Bill. This seven year farm bill, starting with the 1996 crop, is more risky to producers and includes an 18 cent loan rate with loans not to exceed nine months. The no cost provision to the Federal Treasury is retained and marketing allotments have been suspended through the year 2002. Loans become non-recourse if the sugar import quota rises above 1.5 million short tons. Also, a one cent per pound penalty assessment is made on sugar pledged as collateral and forfeited to the government for non-recourse loans. The program requires that a stock-to-use ratio be maintained of no less than 15.5%. Sugar prices continue to approximate last year's levels.

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


       Company employment for the year ended July 31, 2001 was as follows:

                                                      Factory
                                                  ---------------

      Year round employees                              85
      Seasonal and temporary employees                  90
                                                     --------
                                                       175
                                                     ========

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

        The Company currently has no oil and gas leases in effect. Leases are granted solely for the purpose of exploring for, developing and producing oil, gas and other liquid and hydrocarbon minerals of like nature, and engaging in any activities in reasonable connection with such operations. Lease terms are generally three years with lease payments due annually unless drilling commences during the year. The Company's activities with respect to oil and gas are limited to the granting of leases and the collection of bonuses, delay rentals and landowner royalties thereunder.

        See also Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further information on mineral operations on Company lands.

  ITEM 3 - LEGAL PROCEEDINGS

       The Registrant is not a party to, nor are any of its properties subject
  to any material pending legal proceedings.   No material legal proceedings
  are pending or known to be comtemplated by governmental authorities against the Registrant.

  ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2001.

















                                      I-4                                -5-

				  PART II

  ITEM 5 - MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER
	   MATTERS

        As of October 5, 2001 there were approximately 500 holders of record of the Company's stock which is traded in the over-the-counter market. The Company acts as its own stock transfer agent and registrar. The Company's mailing address is P. O. Box 572, Franklin, Louisiana 70538 and its physical address is 611 Irish Bend Road, Franklin, Lousisana 70538.

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

						  Range of Prices
					      ------------------------
       Fiscal 2001                             High               Low
      -------------                           ------             ------

           First Quarter                    $  6.67           $  5.75
           Second Quarter                      6.57              5.81
           Third Quarter                       6.50              5.84
           Fourth Quarter                      6.50              5.75


       Fiscal 2000
      -------------
           First Quarter                    $  6.75           $  6.00
           Second Quarter                      6.75              6.00
           Third Quarter                       6.01              5.875
           Fourth Quarter                      6.25              5.50


 ITEM 6 - SELECTED FINANCIAL DATA

                                      Year ended July 31
               -------------------------------------------------------------
                   2001       2000         1999        1998         1997
               ----------- ----------- -----------  ------------ -----------
  Revenues     $44,466,904 $49,958,679 $45,125,532  $45,202,640  $37,612,326

  Net Earnings
    (Loss)     $   364,333 $   916,003 $   604,964  $ 1,957,197  $   640,577

  Net Earnings
   (Loss per
    Share)     $       .15 $       .37 $       .24  $       .78  $       .26
  Cash Dividends
   Paid per
    Share      $       -   $       -   $       -    $       -    $       -


                                     II-1                                 -6-

  AT YEAR END:

  Total assets $28,805,114 $29,610,380 $29,411,857  $28,842,188  $26,357,728

  Long-term
   Debt        $ 1,927,321 $ 7,013,888 $ 7,883,984  $ 8,777,263  $ 9,291,174

  Working
   Capital     $(4,830,602)$(  544,021)$(1,035,744) $  (411,958) $  (264,444)

  Stockholders'
   Equity      $17,564,482 $17,200,149 $16,284,146  $15,679,182  $13,757,729


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

Results of Operations
---------------------


     Net earnings for the last three fiscal years ending July 31, 2001, 2000, and 1999 (2001, 2000, and 1999, respectively) were $364,333, $916,003 and
 $604,964 respectively.   Cane ground for 2001 was 1,063,646, for 2000 was
 1,139,296 tons, and for 1999 was 1,031,144 tons. Cane processed was down from the high in 2000 mainly because of a drought experienced during the growing season in 2001. The lower tonnage processed coupled with a lower sugar yield and slightly lower prices resulted in a reduction in net earnings of $551,670 compared to the previous year. Sugar yield was 202 pounds per ton of cane for 2001, 213.1 pounds for 2000 and 192 pounds for 1999.
 The Company received an average of 19.24 cents per pound for raw sugar in 2001, 19.38 cents per pound for raw sugar in 2000, and 21.34 cents in 1999.




                                     II-2                                 -7-

     The Company continued its record setting grinding rates and tonnage for the sixth consecutive year surpassing the one million ton mark for the first time in 1999. Average daily grinding rates were 10,568, 10,162 and 10,172 tons of cane per day for 2001, 2000, and 1999, respectively.

     Income from mineral leases and royalties was $977,679, $267,423 and $116,176 for 2001, 2000 and 1999, respectively. The higher amount for 2001 includes oil and gas royalties of $933,960 from a new well on Company property in St. Mary Parish. Well production continues high. However, the price received for natural gas has dropped from a high of $10.82 per mcf in February, 2001 to $3.28 in July, 2001. During those months the price of oil remained fairly steady with a high of $31.03 in February, 2001 dropping to $27.48 per barrel in July, 2001. At the lower prices, the Company received royalties of $31,666 in July, 2001 compared to $79,268 received in February, 2001.

     The Company recognized gains on the disposition of property and equipment of $2,600 in 2001, $35,638 in 2000 and $369,470 in 1999. The
 gain in 2000 was for the sale of farm equipment and for 1999 was primarily for the sale of unimproved land to the Corps of Engineers which resulted in a gain of $299,795. The remainder of the gain in 1999 was for the sale of farm equipment.

     Other revenues consist principally of miscellaneous income items and cane land rental income. Other revenues were $1,564,481 for 2001, $1,763,419 for 2000 and $1,440,493 for 1999. These amounts included rental income (substantially all from cane land) of $1,349,073, $1,528,422 and $1,290,752 for 2001, 2000 and 1999, respectively. The decrease in cane land rentals in 2001 over 2000 results from the lower sugar yield for 2001 and to a lesser extent the lower price received for raw sugar.

     Costs of products sold for 2001, 2000, and 1999 were $41,878,444, $45,958,210 and $42,007,037 respectively. Charges relating to the sale and manufacture of raw sugar and blackstrap molasses are charged to this category of accounts. The higher cost relative to sales in 2001 is a direct result of the lower yield of sugar. It costs approximately the same to process sugarcane with a yield of 202 pounds as it does for a yield of 213 pounds.


     General and administrative expenses were $1,026,367 for 2001, $1,164,426 for 2000 and $923,351 for 1999. The $138,059 decrease from 2000 to 2001 was principally due to decreases in bonuses granted, hospitalization costs and other smaller decreases in miscellaneous accounts in the general and administrative category.












                                     II-3                                 -8-

     Interest and loan expenses were $986,525 in 2001, $1,344,292 in 2000 and $1,162,980 in 1999. With the lower tonnage ground, the Company's need for short-term funds decreased as evidenced by the average aggregate short-term borrowings shown in Footnote 3 to the financial statements. These amounts were $4,734,800 for 2001, $8,393,220 for 2000 and $5,157,729 for
 1999.  The weighted average interest rate for those years was 7.35%, 7.24%,
 and 7.11%, respectively.   For the current crop, which started September 18,
 2001, the Company continued the reduced weekly advances to farmers which began in 2000 because of lower sugar prices.

     The Company recorded income tax expense of $211,235 for 2001, $575,748 for 2000 and $427,200 for 1999. Footnote 5 to the financial statements explains in detail the differences in actual and statutory tax rates, deferred taxes and carryforwards.

 Liquidity and Capital Resources
-------------------------------

     The current ratio at July 31, 2001 was .36 to 1 compared to .82
 to 1 for the previous year.   The calculation of the current ratio includes
 $3,363,888 in the Current Portion of Long-Term Debt which is due in January, 2002. In anticipation of this payment, the Company has been using the proceeds from the new oil well to pay down its' current long-term debt. The Company believes that short-term or long-term funds will be available to payoff the note due in January, 2002. Management does not anticipate any long term adverse affects as a result of refinancing or paying the note due in January, 2002. The Company continues to reinvest earnings toward the moderization of the factory believing this to be in it's best long term interest.

 Because of below normal sugar prices, the Company decreased advance payments to farmers last year and will continue the lower advances this year. This reduces the short-term borrowings during the processing season. The Company currently has a line of credit with a bank for $12,000,000.


 ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Not applicable

 ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
















                                     II-4                                -9-

 To the Stockholders and Board of Directors
 Sterling Sugars, Inc.
 Franklin, Louisiana

			  INDEPENDENT AUDITORS' REPORT

	We have audited the accompanying balance sheets of Sterling Sugars, Inc. as of July 31, 2001 and 2000, and the related statements of income and retained earnings and cash flows for each of the three years in the period ended July 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements present fairly, in all material respects, the financial position of Sterling Sugars, Inc. as of July 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

  /s/ Broussard, Poche', Lewis & Breaux, L.L.P.


 Lafayette, Louisiana
 October 5, 2001




















                                    II-5                                -10-

			     STERLING SUGARS, INC.
				BALANCE SHEETS
                            JULY 31, 2001 AND 2000
 ASSETS

 CURRENT ASSETS:
                                                     2001         2000
						 ------------ ------------
   Cash                                          $    33,949  $    11,500
   Temporary cash investments                           -            -
						 ------------ ------------
    Total cash and temporary cash investments         33,949       11,500

   Accounts receivable, principally sugar and
    molasses  sales, no allowance for doubtful
    accounts considered necessary                    989,413    1,305,409
   Notes receivable, no allowance for doubtful
    accounts considered necessary                     60,016       60,016
   Operating supplies - at cost                      760,647      729,213
   Deferred income taxes                             357,260      365,000
   Prepaid expenses and other assets                 471,424      517,126
						 ------------ ------------
      TOTAL CURRENT ASSETS                         2,672,709    2,988,264
						 ------------ ------------

  PROPERTY, PLANT AND EQUIPMENT, at cost:
   Land                                            8,133,008    8,115,135
   Buildings                                       3,897,101    3,322,617
   Machinery and equipment                        43,099,638   41,892,093
						 ------------ ------------
                                                  55,129,747   53,329,845
   Less accumulated depreciation                  30,607,135   28,376,060
						 ------------ ------------
                                                  24,522,612   24,953,785
						 ------------ ------------
  INVESTMENTS AND OTHER ASSETS:
   Cash value of officers' life insurance             59,959       41,206
   Expenditures for future crops                   1,138,963    1,138,963
   Notes receivable, no allowance for
    doubtful accounts considered necessary           410,871      488,162
						 ------------ ------------
    Total investments and other assets             1,609,793    1,668,331
						 ------------ ------------
                                                 $28,805,114  $29,610,380
						 ============ ============







		       See notes to financial statements




                                    II-6                              -11-

			     STERLING SUGARS, INC.
				BALANCE SHEETS
                            JULY 31, 2001 AND 2000

 LIABILITIES AND STOCKHOLDERS' EQUITY
                                                      2001          2000
						-------------- -------------
 CURRENT LIABILITIES:
  Notes payable                                  $ 2,446,615     $   679,531
  Accounts payable and accrued expenses              965,476       1,390,249
  Due to cane growers                                   -            648,883
  Current portion of long-term debt
   and capital leases                              4,091,220         932,680
						-------------- --------------
           TOTAL CURRENT LIABILITIES               7,503,311       3,651,343
                                                -------------- --------------

 LONG-TERM DEBT AND CAPITAL LEASE, less portion
  due within one year included in current
  liabilities                                      1,927,321       7,013,888
						-------------- --------------
  DEFERRED INCOME TAXES                            1,810,000       1,745,000
						-------------- --------------
  COMMITMENTS AND CONTINGENCIES (Note 9)                 -              -
						-------------- --------------
  STOCKHOLDERS' EQUITY:
  Common stock, par value $1 per share:
  Authorized and issued 2,500,000 shares           2,500,000       2,500,000
  Additional paid-in capital                          40,455          40,455
  Retained earnings                               15,024,027      14,659,694
                                                 ------------  --------------
                                                  17,564,482      17,200,149
                                                 ------------  --------------
                                                 $28,805,114     $29,610,380
                                                 ============  ==============



















                     See notes to financial statements


                                   II-7                                 -12-

			     STERLING SUGARS, INC.
		  STATEMENTS OF INCOME AND RETAINED EARNINGS

                                                   YEARS ENDED JULY 31,
                                            ----------------------------------
                                              2001        2000        1999
					    ---------- ----------- -----------
 REVENUES:
  Sugar and molasses sales               $41,911,155 $47,852,707 $43,186,396
  Interest earned                             10,989      39,492      12,997
  Mineral leases and royalties               977,679     267,423     116,176
  Gain (loss) on disposition of property
   and equipment                               2,600      35,638     369,470
  Other                                    1,564,481   1,763,419   1,440,493
					 ----------- ----------- -----------
                                          44,466,904  49,958,679  45,125,532
					 ----------- ----------- -----------
 COST AND EXPENSES:
  Cost of products sold                   41,878,444  45,958,210  42,007,037
  General and administrative               1,026,367   1,164,426     923,351
  Interest and loan expenses                 986,525   1,344,292   1,162,980
					 ----------- ----------- -----------
                                          43,891,336  48,466,928  44,093,368
					 ----------- ----------- -----------
 INCOME BEFORE INCOME TAXES                  575,568   1,491,751   1,032,164
 INCOME TAXES                                211,235     575,748     427,200
					 ----------- ----------- -----------
 NET INCOME                                  364,333     916,003     604,964

 RETAINED EARNINGS AT BEGINNING OF YEAR   14,659,694  13,743,691  13,138,727
					 ----------- ----------- -----------
 RETAINED EARNINGS AT END OF YEAR        $15,024,027 $14,659,694 $13,743,691
					 =========== =========== ===========
 WEIGHTED AVERAGE EARNINGS PER
  COMMON SHARE:
   Net income                                   $.15        $.37        $.24
					 ===========  ========== ===========
 CASH DIVIDENDS PAID                            $  0        $  0      $    0
					 =========== =========== ===========

















                        See notes to financial statements

                                    II-8                                -13-

			    STERLING SUGARS, INC.
			  STATEMENTS OF CASH FLOWS

                                                Years Ended July 31,
                                       --------------------------------------
                                            2001         2000        1999
				       ------------ ------------ ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings                           $   364,333      916,003  $   604,964
 Adjustments to reconcile net income
  to net cash provided by (used
  in) operating activities:
   Depreciation                           2,251,299    2,316,163    2,311,398
   Deferred income taxes                     57,260      380,800      358,300
   (Gain) loss on dispositions of property
    and equipment                           ( 2,600)    ( 35,638)    (369,470)
   Changes in operating assets and liabilities:
   (Increase) decrease in accounts
    receivable                              315,996    (719,855)    (209,246)
   (Increase) decrease in inventories       (31,434)    ( 89,317)      15,105
   (Increase) decrease in prepaid expenses   45,702      271,917       13,781
    Increase (decrease) in accounts payable
     and accrued expenses and due to cane
     growers                             (1,073,656)    (839,179)   1,742,611
    Decrease in expenditures future crops                             399,791
   Other items - net                       (202,576)     302,163      175,525
					  ----------- ------------ -----------
  NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES                   1,724,324    2,503,057    5,042,759
					 ------------ ------------ -----------
  CASH FLOWS FROM INVESTING ACTIVITIES:
   Increase in notes receivable              10,980       26,868     (77,586)
   Collection on notes receivable            88,271       61,021      62,840
   Purchases of property, plant and
    equipment                            (1,912,005)  (2,511,965)  (3,052,896)
   Proceeds from dispositions of
    property and equipment                    2,600         -         299,795
   					 ------------  ----------- -----------
  NET CASH (USED IN)
   INVESTING ACTIVITIES                  (1,810,154)  (2,424,076)  (2,767,847)
   					 ------------- ----------- -----------
  CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from short-term notes
    payable and long-term debt            3,999,039      829,531      117,685
   Payments on short-term notes
    payable and long-term debt           (3,890,760)  (1,355,062)  (2,098,699)
					 ------------ ------------ -----------
   NET CASH PROVIDED BY
    FINANCING ACTIVITIES                    108,279   (  525,531)  (1,981,014)
					 ------------ ------------ -----------
   INCREASE (DECREASE) IN CASH AND
    TEMPORARY CASH INVESTMENTS               22,449     (446,550)     293,898
   CASH AND TEMPORARY CASH INVESTMENTS
    AT BEGINNING OF YEAR                     11,500      458,050      164,152
					  ----------- ----------- -----------
    (Continued)

                                      II-9                                -14-

			       STERLING SUGARS, INC.
			     STATEMENTS OF CASH FLOWS

                                                 Years Ended July 31,
					  ------------------------------------
                                             2001         2000        1999
					  ------------ ----------- -----------
  CASH AND TEMPORARY CASH INVESTMENTS
   AT END OF YEAR                         $   33,949  $   11,500  $   458,050
					  ============ =========== ===========

  SUPPLEMENTAL INFORMATION REGARDING
   CASH FLOWS:
   INTEREST PAID                          $  972,274  $1,328,400  $ 1,153,036
					  ============ ============ ==========

  INCOME TAXES PAID                       $  177,043  $  214,823  $    65,000
					  ============ ============ ===========





































                          See notes to financial statements

                                      II-10                              -15-

			      STERLING SUGARS, INC.
			  NOTES TO FINANCIAL STATEMENTS
                    YEARS ENDED JULY 31, 2001, 2000 AND 1999


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

 3. NOTES PAYABLE

      The Company had $2,446,615 short-term outstanding notes payable at July 31, 2001 and $679,531 short-term notes payable outstanding at July 31, 2000.

      The maximum aggregate short-term borrowings outstanding were $29,417,000 in 2001, $42,448,175 in 2000 and $31,182,200 in 1999. The average aggregate amount of short-term borrowings and the weighted average interest rate was approximately $4,734,800 and 7.35% in 2001, $8,393,220 and 7.24% in 2000,
 and $5,157,729 and 7.11% in 1999. Short-term borrowings occur primarily during the months of September through January.

 4. LONG-TERM DEBT AND CAPITAL LEASE
     Long-term debt and capital lease at July 31, 2001 and 2000 consisted of the following:
                                                        2001        2000
						    -----------  -----------
     8.50% mortgage note collateralized by first
     mortgage on approximately 10,186 acres of
     land owned by the Company; payable in
     semi-annual payments of $194,240, including
     interest with the balance of $3,360,000 due
     January 1, 2002.                               $ 3,363,888  $ 3,460,252

     8.00% mortgage note collateralized by a first
     mortgage on 8,519 acres of land and a second
     mortgage on 10,186 acres of land owned by the
     Company; payable in semi-annual payments of
     $325,000, interest payable quarterly, with a
     final payment due October, 31, 2006.  This mortgage
     note provides for additional principal payments
     equal to fifty percent of the net income before
     depreciation reduced by capital expenditures.
     There were no required additional payments of
     principal at July 31, 2001 and 2000.  An
     additional covenant of the loan is that no
     dividends are to be paid.                        2,496,843    4,225,000

     10% capital lease collateralized by equipment,
     payable in thirty-six monthly payments of
     $7,782, including imputed interest, beginning
     November 1, 1997 with a final payment of
     $42,500 due October 1, 2000                           -         57,172

     7.90% note collateralized by equipment payable
     in two annual installments of $46,373 including
     interest beginning September 6, 2001                82,810        -

     6.92% note collateralized by equipment payable
     in three annual installments of $33,816 including
     interest, beginning March 10, 1999.                   -         31,627

     Non-interest bearing unsecured note payable due
     in 4 annual installments of $37,500 each.           75,000     112,500

                                     II-12                               -17-

     9.5% unsecured note payable due October, 2000.          -        60,017
                                                      ------------ ------------
                                                      6,018,541    7,946,568
     Less portion due within one year                (4,091,220)    (932,680)
						    ------------ -------------
                                                    $ 1,927,321  $ 7,013,888
						    ============ =============

     The aggregate annual principal payments applicable to these notes and capital leases are payable as follows:

       Year ended July 31, 2002           $  4,091,220
       Year ended July 31, 2003                730,478
       Year ended July 31, 2004                650,000
       Year ended July 31, 2005                546,843
					  -------------
                                          $  6,018,541
					  =============

     The Company has a line of credit of $12,000,000 with a bank.
     At July 31, 2001, the Company was in compliance with all debt covenants relating to the line of credit.



  5. INCOME TAXES

    Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's net deferred tax liability as of July 31, 2001 and 2000 are as follows:

                                                        2001        2000
						   ------------ ------------
    Deferred tax assets:
       Tax credit carryforwards                    $   195,033   $   189,424
       Operating loss carryovers                       729,440       729,440
       Other                                            66,527        71,136
                                                   ------------ -------------
        Total                                          991,000       990,000

    Deferred tax liabilities:
       Differences between book and tax basis of
       property                                     (2,444,000)   (2,370,000)
						   ------------ -------------

       Net                                         $(1,453,000)  $(1,380,000)
						   ============ =============






                                     II-13                              -18-

   The foregoing net amounts were included in the accompanying balance sheet as follows:
                                                          2001       2000
						       --------- -----------
   Deferred tax assets - Current                    $   357,000 $   365,000
   Deferred tax liability - Non-current              (1,810,000) (1,745,000)
                                                    ------------ -----------
   Net                                              $(1,453,000)$(1,380,000)
                                                    ============ ===========

   There was no valuation allowance required at July 31, 2001 and 2000.

   Income taxes (benefits) consist of the following components:

                                                2001      2000        1999
					    ---------- ---------- -----------
   Current tax liability (benefit)          $  138,235 $  194,948 $   68,900
   Deferred                                     73,000    380,800    358,300
					    ---------- ---------- -----------
                                            $  211,235 $  575,748 $  427,200
					    ========== ========== ===========

   State income taxes included in income tax expense amounted to approximately $12,000 in 2001, $600 in 2000, and $22,900 in 1999.

   Deferred income taxes relate primarily to the following items:

                                                 2001      2000        1999
					    ----------- ---------- -----------
   Depreciation                             $   72,760     60,803 $   135,100
   Gain on sale of assets                         -       113,800        -
   Net operating loss carryforward                -       182,300     182,300
   Other                                           240     23,897      40,900
					    ----------- ---------- ------------
                                            $   73,000 $  380,800 $   358,300
					    =========== ========== ============

   Income taxes as a percentage of pretax earnings vary from the effective Federal statutory rate of 34%. The reasons for these differences are shown below:
                                          2001        2000          1999
                                      ------------ ------------ ---------------
                                        Amount  %   Amount    %    Amount   %
                                     ------------- ------------ ---------------
   Income taxes at statutory
    rate of pretax earnings          $  195,693 34 $  507,195 34 $  401,936 34
   Increase (decrease) in taxes
    resulting from:
     State income taxes                  12,000  1     23,907  2     22,900  2
     Other items - net                    3,542  0     44,646  3      2,364  1
                                     ------------- ------------- --------------
   Actual income taxes               $  211,235 35 $  575,748 39 $  427,200 37
                                     ============= ============= =============



                                     II-14                                -19-

   At July 31, 2001 the Company had alternative minimum tax credit carryforwards of approximately $194,562 available to reduce future income taxes payable under certain circumstances. The alternative minimum tax credit carryover period is unlimited. The Company had a net operating loss carryover of approximately $1,945,173 which can be utilized ratably over the next five years and provides for a maximum carryover period of fifteen years.

 6. RETIREMENT PLAN
   The Company has a defined benefit non-contributory retirement plan in force covering eligible salaried and factory hourly employees. The Company's current policy is to contribute annually the amount that can be deducted for federal income tax purposes. The benefits are based upon years of service and employee's compensation during the best five years of employment. The total pension expense for the years ended July 31, 2001, 2000 and 1999 was $83,841, $61,588, and $53,000, respectively.

   Data relative to the Plan were as follows (in thousands):
                                                             July 31,
						       ---------------------
                                                          2001       2000
						       ---------  ---------
   Actuarial present value of benefit obligations:
     Vested benefit obligation                         $   1,370  $  1,314
                                                       ========== =========
     Projected benefit obligation for service rendered
      to date                                          $  (1,721) $ (1,594)
     Plan assets at fair value                             1,533     1,460
                                                       ---------- ---------
     Plan assets in excess of projected benefit
      obligation                                            (188)     (134)
     Remaining unrecognized portion of net assets at
      February 1, 1987                                        23        13
     Unrecognized net loss from past experience
      different from that assumed                            136       105
							---------- --------
     Prepaid pension cost included in other assets      $    (29)  $   (16)
							========== ========

   The net pension expense for 2001, 2000 and 1999 included the following (income) expense components:
                                                        2001     2000    1999
                                                     --------- ------- -------
   Service cost - benefits earned during the period  $    79   $   67  $   61
   Interest cost on projected benefit obligation         111      105     107
   Actual return on plan assets                         (106)    (118)   (113)
   Net amortization and deferrals                       ( 10)     (10)    (10)
   						     --------- ------- -------
   NET PENSION EXPENSE                               $    74  $    44   $  45
						     ========= ======= =======






                                     II-15                               -20-

   The discount rate used in determining the actuarial present value of the projected benefit obligation was 7.0% in 2001, 6.5% in 2000 and 7.1% in 1999. The projected rate of increase in future compensation levels used was 5.5% in 2001, 5.0% in 2000 and 5.5% in 1999. The expected rate of return on plan assets was 7.5% in 2001 and 8% in 2000 and 1999. The plan's assets consist primarily of deposits in the general funds of an insurance company.

7. EMPLOYEE SAVINGS PLAN

   The Company established, effective February 1, 1992, an Employee Savings Plan under Section 401(k) of the Internal Revenue Code. The Plan, which covers eligible salaried and factory hourly employees, provides that the Company match up to 50% of the first 6% of employee contributions. The Company's contribution for the years ended July 31, 2001, 2000 and 1999 was $47,221, $41,000 and $42,000, respectively.

8. REVENUES

   Sugar and molasses sales are comprised of the following:
                                               2001       2000        1999
					   ----------- ----------- -----------
   Sugar                                  $40,078,858  $47,085,398 $42,330,940
   Molasses                                 1,832,297      767,309     855,456
                                           ----------- ----------- -----------
                                          $41,911,155  $47,852,707 $43,186,396
                                          ============ =========== ===========

   Sugar sales to individual major customers amounted to $19,938,610, $4,665,396 and $15,474,852 in 2001, $16,285,671, $24,095,486, and
   $6,704,241 in 2000 and $18,201,861, $11,409,308, $6,102,583 and
   $6,616,917 in 1999.

   Income from mineral leases and royalties is comprised of the following:

                                                  2001     2000      1999
                                               --------- --------  ---------
   Oil and gas royalties                       $947,258  $181,095  $  8,730
   Mineral leases                                30,421    86,329   107,446
   					       --------- --------  ---------
                                               $977,679  $267,424  $116,176
					       ========= ========  =========

   A new well was discovered on Company property and production began on May 3, 2000. The Company's share of production from the well as of July 31, 2001 was $933,960 which accounts for the increase in the oil and gas royalties for fiscal 2001. Oil and gas royalties consist entirely of landowners overrides which management considers incidental to the operations of the Company. Reserve information relating to production has not been made available to the Company.





                                     II-16                               -21-

   Other income is comprised of the following:
                                                 2001      2000      1999
                                              --------- ---------  ---------
   Rental property                           $1,380,135 $1,528,422 $1,290,752
   Other                                        184,346    234,997    149,741
                                              --------- ---------- ----------
                                             $1,564,481 $1,763,419 $1,440,493
                                             ========== ========== ==========

9. COMMITMENTS AND CONTINGENCIES

   The Company has certain lease obligations under which a total of approximately 789 acres of agricultural land are being leased. At the present time, substantially all of these properties are being subleased and resulted in net payments of zero in all years. The subleases have the same payment and option terms as the Company's leases.

   The Company was contingently liable or co-maker of a collateralized note in the amount of $900,000 for Patout Equipment Co at July 31, 2000. At that time the outstanding balance of the note was $333,193. As of July 31, 2001, Patout Equipment Co. had paid off the balance of the note.

   The Company has an option to purchase approximately 238 acres of agricultural land in St. Mary Parish for approximately $357,000. As consideration for this option the Company pledged a certificate of deposit in the amount of $82,160.

10. RELATED PARTIES

   During the years ended July 31, 2001, 2000 and 1999 the Company was involved in the following related party transactions:

   The Company reimbursed M. A. Patout & Son, Ltd. certain expenses paid by them on behalf of the Company. Reimbursements were $436,951 in 2001, $89,740 in 2000 and $175,008 in 1999. The Company reimbursed Raceland Sugars, Inc., a wholly owned subsidiary of M. A. Patout & Son, Ltd., certain expenses paid by them on behalf of the Company. These reimbursements were $0 for 2001, $0 for 2000 and $1,199 for 1999.

11. FAIR VALUE OF FINANCIAL INSTRUMENTS

   Estimated fair value of the Company's financial instruments were as follows (in thousands):
                                            July 31, 2001    July 31, 2000
                                           ---------------   ---------------
					   Carrying  Fair    Carrying Fair
					     value   value    value   value
					   --------- -----   -------- ------
    Cash and cash equivalents             $    34  $    34 $    11  $    11
    Accounts receivable                       989      989   1,305    1,305
    Notes receivable                          411      307     488      332
    Short-term debt                         2,446    2,446     680      680
    Accounts payable                          965      965   1,390    1,390
    Due to growers                             -        -      649      649
    Long-term debt (including current
      portion)                              6,019    6,019   8,872    8,872

                                     II-17                              -22-

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

				   PART III

ITEM 10-DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding directors required under this item is contained in the registrant's Proxy Statement dated November 16, 2001 under the captions "Election of Directors" and "Information Concerning Management-Business Experience of Directors," incorporated herein by reference.

     The following table sets forth information concerning the Company's executive officers, including their principal occupation for the past five years and all positions and offices held with the Company by such executive officers. The term of each of the below named executive officers, elected November 30, 2000, expires on November 29, 2001, or when their successors have been chosen.

            NAME             CAPACITY                               AGE
      ----------------------------------------------------------------------
      Craig P. Caillier      President and CEO February 2,
			     1996 to present; Senior Vice
			     President and General Manager
                             January 1994 - February 1, 1996.        39

      Stanley H. Pipes       Vice President from 1977 until August
			     1989; Senior Vice President from
			     August 1989 until January 1994; Vice
			     President since that date; Treasurer
                             since 1971.                             66

 Information required under this item as respects compliance with Section 16
 (a) of the Securities Exchange Act of 1934 is contained in the registrant's Proxy Statement dated November 16, 2001 under the caption "Information Concerning Management-Certain Transactions," incorporated herein by reference.

ITEM 11-EXECUTIVE COMPENSATION

 Information required under this item is contained in the registrant's Proxy Statement dated November 16, 2001 under the caption "Information Concerning Management-Executive Compensation," incorporated herein by reference.

ITEM 12-SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

 Information required under this item is contained in the registrant's Proxy Statement dated November 16, 2001 under the captions "Voting Securities and Principal Holders Thereof" and "Election of Directors," incorporated herein by reference.









                                    III-1                                 -24-

ITEM 13-CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

 Information required under this item is contained in the registrant's Proxy Statement dated November 16, 2001 under the caption "Information Concerning Management-Certain Transactions," incorporated herein by reference.



















































                                    III-2                                 -25-

				    FORM 10-K

				     PART IV

ITEM 14-EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8K

 (a) 1. Financial Statements

	The following financial statements of Sterling Sugars, Inc. are included in Part II, Item 8:

         Independent Auditors Report (Fiscal Years 2001 and 2000)

         Balance Sheets as of July 31, 2001 and 2000

	 Statements of Income and Retained Earnings for years ended
          July 31, 2001, 2000, and 1999

         Statements of Cash Flows for years ended July 31, 2001,
         2000, and 1999

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

						STERLING SUGARS, INC.

    Date October 19, 2001                       BY /s/ Craig P. Caillier
    ---------------------                       ------------------------
						   Craig P. Caillier
						   President & CEO

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, which includes the Chief Executive Officer, the Chief Financial and Accounting Officer and a majority of the Board of Directors, on behalf of the Registrant and in the capacities and on the dates indicated:

  /s/ Craig P. Caillier         President & CEO and         October 19, 2001
  ---------------------         Director
       Craig P. Callier

  /s/ Stanley H. Pipes          Vice President & Treasurer
  ----------------------        (Principal Financial and
       Stanley H. Pipes         Accounting Officer)         October 19, 2001

  /s/ Bernard E. Boudreaux      Chairman of Board           October 19, 2001
  ------------------------

  /s/ William S. Patout III     Director                    October 19, 2001
  ------------------------
       William S. Patout III


  /s/ Peter V. Guarisco         Director                    October 19, 2001
  ------------------------
       Peter V. Guarisco

  /s/ J. Patout Burns, Jr.      Director                    October 19, 2001
  ----------------------
       J. Patout Burns, Jr.

  /s/ Victor Guarisco, II       Director                    October 19, 2001
  -----------------------
       Victor Guarisco, II

  /s/ Edwin Patout              Director                    October 19, 2001
  -----------------------
       Edwin Patout







                                       IV-5                            -30-

				 INDEX TO EXHIBITS

       (10) Material Contracts

            None


       (11) Computation of Earnings per Common Share                 (32)


















































                                     IV-6                              -31-

				STERLING SUGARS, INC.
                          COMPUTATION OF EARNINGS PER SHARE

                                                   Years Ended July 31,
                                            ---------------------------------
                                               2001       2000        1999
                                            ---------------------------------
 Primary
  Income                                    $ 364,333  $   916,003 $  604,964
                                            ========== =========== ===========


 Shares
  Weighted average number of common
  shares outstanding                         2,500,000   2,500,000  2,500,000
					    ---------- ----------- ----------
  Primary earnings per share                      $.15        $.37       $.24
                                            ========== =========== ==========








































                                     IV-7                               -32-