Form 10-Q
period 2001-10-31
STERLING SUGARS INC
filed 2001-12-12
CIK 94185

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                                   FORM 10-Q

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended October 31, 2001

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

        YES X  NO

        There were 2,500,000 common shares outstanding at November 30, 2001.


                                                  Total number of pages    12



                                                                           -1-

                           STERLING SUGARS, INC.

                                 I N D E X

                                                                  PAGE
                                                                 NUMBER
        PART I:  FINANCIAL INFORMATION:

         ITEM 1. FINANCIAL STATEMENTS

                 Condensed balance sheets October 31, 2001
                 (unaudited) and July 31, 2001                     I-1

                 Statements of earnings and retained earnings
                 Three months ended October 31, 2001
                 (unaudited) and 2000 (unaudited)                  I-2

                 Statements of cash flows
                 Three months ended October 31, 2001
                 (unaudited) and 2000 (unaudited)                  I-3

                 Notes to condensed financial statements
                 Three months ended October 31, 2001 and 2000      I-5



         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS     I-6

        PART II. OTHER INFORMATION:

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8K                  II-1


























                                                                          -2-


                           STERLING SUGARS, INC.
                          CONDENSED BALANCE SHEETS

                                                  October 31,    July 31,
                                                     2001          2001
                                                   UNAUDITED       NOTE
     ASSETS:                                    ---------------------------
      CURRENT ASSETS:
         Cash and short-term investments        $    (42,049) $     33,949
         Accounts receivable                       4,978,214       989,413
         Notes receivable                             60,016        60,016
         Inventories at lower of cost or market    7,184,839       760,647
         Deferred income taxes                       357,260       357,260
         Other current assets                        423,471       471,424
                                                ------------- -------------
            TOTAL CURRENT ASSETS                $ 12,961,751  $  2,672,709
                                                ------------- -------------
       Property, plant and equipment - net      $ 24,202,872  $ 24,522,612
                                                ------------- -------------
       Expenditures for future crops            $  1,138,963  $  1,138,963
                                                ------------- -------------
       Notes receivable - net of allowance      $    423,067  $    410,871
                                                ------------- -------------
       Other assets                             $     64,688  $     59,959
                                                ------------- -------------
                                                $ 38,791,341  $ 28,805,114
                                                ============= =============
     LIABILITIES AND STOCKHOLDERS' EQUITY:
      CURRENT LIABILITIES:
        Notes Payable                           $  8,588,000  $  2,446,615
        Accounts payable and accrued expenses      1,241,298       965,476
        Due cane growers                           3,805,324          -
        Current portion long-term debt             4,092,793     4,091,220
                                                ------------- -------------
            TOTAL CURRENT LIABILITIES           $ 17,727,415  $  7,503,311
                                                ------------- -------------
       Long-term debt                           $  1,729,732  $  1,927,321
                                                ------------- -------------
       Deferred income taxes                    $  1,810,000  $  1,810,000
                                                ------------- -------------

     STOCKHOLDERS' EQUITY:
        Common stock                            $  2,500,000  $  2,500,000
        Additional paid in capital (Note C)           40,455        40,455
        Retained earnings                         14,983,739    15,024,027
                                                ------------- -------------
                                                $ 17,524,194  $ 17,564,482
                                                ------------- -------------
                                                $ 38,791,341  $ 28,805,114
                                                ============= =============

       NOTE: The balance sheet at July 31, 2001 has been taken from the audited financial statements at that date and condensed.

                   See notes to condensed financial statements


                                      I-1                                -3-

                              STERLING SUGARS, INC.
                 STATEMENT OF EARNINGS AND RETAINED EARNINGS
                                 (UNAUDITED)

                                              THREE MONTHS ENDED OCTOBER 31
                                              -----------------------------
                                                      2001         2000
                                                     ------       ------
                                                  (Unaudited)   (Unaudited)
        REVENUES:

         Sugar and molasses sales                $  8,450,605  $10,675,862
         Interest earned                                1,728        1,765
         Mineral leases and royalties                 126,298      190,134
         Other                                        623,758      557,096
                                                 ------------  ------------
                                                 $  9,202,389  $11,424,857
                                                 ------------  ------------

        COSTS AND EXPENSES:

         Cost of products sold                   $  8,873,540  $10,701,361
         General and administrative                   224,373      255,879
         Interest expense                             168,425      235,701
                                                 ------------  ------------
                                                 $  9,266,338  $11,192,941
                                                 ------------  ------------

        NET EARNINGS (LOSS) BEFORE INCOME TAXES  $    (63,949) $   231,916
        INCOME TAX EXPENSE (CREDIT)                   (23,661)      88,128
                                                 ------------  ------------
        NET EARNINGS (LOSS)                      $    (40,288) $   143,788

        RETAINED EARNINGS AT BEGINNING OF PERIOD   15,024,027   14,659,694
                                                 ------------  ------------
        RETAINED EARNINGS AT END OF PERIOD       $ 14,983,739  $14,803,482
                                                 ============  ============

        NET EARNINGS (LOSS) PER SHARE            $       -     $       .06
                                                 ============  ============













                    See notes to condensed financial statements




                                      I-2                                 -4-

                             STERLING SUGARS, INC.
                           STATEMENT OF CASH FLOWS

                                                THREE MONTHS ENDED OCTOBER 31
                                                -----------------------------
                                                         2001         2000
                                                        ------       ------
                                                      (Unaudited) (Unaudited)
   OPERATING ACTIVITIES:
    Net earnings (Loss)                            $    (40,288) $   143,788
    Adjustments to reconcile net earnings to net
     cash provided by (used in) operating
     activities:
     Depreciation                                       562,825      560,223
    Changes in operating assets and liabilities:
     Increase in accounts receivable                 (3,988,801)  (3,423,336)
     Increase in inventories                         (6,424,192)  (4,235,209)
     Increase (decrease) in other current assets        (47,953)    (209,260)
     Increase in accounts payable, accrued expenses
      and due cane growers                            4,081,146    3,774,736
     Other items - net                                   15,558       82,924
                                                   ------------- ------------
    Net cash provided by operating activities      $ (5,841,705) $(3,306,134)
                                                   ------------- ------------
    INVESTING ACTIVITIES:
     Purchase of property, plant and equipment         (240,936) $(  523,965)
     Proceeds from sale of land                          61,273         -
                                                   ------------- ------------
     Net cash used in investing activities         $   (179,663) $(  523,965)
                                                   ------------- ------------
    FINANCING ACTIVITIES:
     Proceeds from short-term debt                 $ 10,119,000  $ 9,613,000
     Payments on short-term debt                     (3,977,615)  (5,691,308)
     Proceeds from long-term debt                          -            -
     Payments on long-term debt                      (  196,015)  (   37,500)
                                                   ------------- ------------
     Net cash provided by (used in) financing
       activities                                  $  5,945,370  $ 3,884,192
                                                   ------------- ------------

    Increase (decrease) in cash and temporary
     investments                                   $    (75,998) $    54,093
    Cash and temporary investments at the
     beginning of the period                             33,949       11,500
                                                   ------------- ------------
    Cash and temporary investments at the
     end of the period                             $    (42,049) $    65,593
                                                    ============ ============
    Continued


                   See notes to condensed financial statements






                                       I-3                                 -5-

                            STERLING SUGARS, INC.
                           STATEMENT OF CASH FLOWS
                                (CONTINUED)

                                            THREE MONTHS ENDED OCTOBER 31
                                            ------------------------------
                                                   2001        2000
                                                 --------    ---------
                                                (Unaudited)  (Unaudited)

      Supplemental information:

         Interest paid                           $  107,515  $  167,282
                                                 =========== ===========
         Income taxes paid                       $    4,170  $  119,120
                                                 =========== ===========









































                                       I-4                               -6-


                            STERLING SUGARS, INC.
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                 THREE MONTHS ENDED OCTOBER 31, 2001 AND 2000
                                 (UNAUDITED)


        A. CONDENSED FINANCIAL STATEMENTS:

             The condensed balance sheet as of October 31, 2001, the statements of earnings and retained earnings for the three months ending October 31, 2001 and 2000, and the condensed statements of cash flows for the three month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at October 31, 2001 and for all periods presented have been made.

             Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the July 31, 2001 annual report to stockholders and the Form 10-K filed with the Securities and Exchange Commission on October 29, 2001. The results of operations for the period ending October 31, 2001 are not necessarily indicative of the operating results for the full year.






























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

  Results of Operations:
  ----------------------

   General Information:
   --------------------

          The Company began its harvesting and grinding season on September 18, 2001 and ground 435,137 tons of sugarcane by October 31, 2001.
     This tonnage yielded 41,841 tons of raw sugar or 194.3 pounds of raw sugar per ton of sugarcane. Last season, the Company ground 411,772 tons of sugarcane which produced 40,536 tons of raw sugar or 196.9 pounds of raw sugar per ton of sugarcane. The Company expects to grind approximately 5 percent less than the 1,063,646 tons ground last year. The area has experienced unusually good weather during the grinding season this year. Although tonnage is down, the Company has improved its grinding rate and lost time percentage over the past two years. For crop day 78 (current day as of this writing), the Company averaged
     9,947, 10,299 and 10,617 tons of cane ground per crop day for the 1999 crop, 2000 crop and 2001 crop, respectively. Lost time percent for those same periods was 7.33, 5.91 and 4.72 percent, respectively.

          The raw sugar price continues to be below that received in prior
     years.   The basis price paid to farmers for the 2000, 1999
     and 1998 crops was $18.40, $18.65 and $20.80, respectively. The price for the current year (2001 crop) is expected to be slightly below that paid for the 2000 crop. The lower price reflects a basic oversupply of sugar in the United States.






                                       I-6                                -8-

     Sugar and Molasses Sales:
     -------------------------

          Sugar and molasses sales for the three months ended October 31, 2001 and 2000 were as follows:
                                                2001         2000
                                               ------       ------
              Raw sugar sales              $ 7,770,259   $10,214,045
              Molasses sales                   680,346       461,817
                                           ------------ -------------
                                           $ 8,450,605   $10,675,862
                                           ============ =============


          As of October 31, 2001, the Company had shipped 18,886 tons of raw sugar compared to 28,711 tons shipped as of October 31, 2000. Shipments of raw sugar are dictated by the refiners based on their needs and production schedules and the lower tonnage shipped in 2001 as compared to the same quarter of 2000 resulted in the large decrease in raw sugar sales for the quarter ended October 31, 2001.

          Molasses production was down slightly at 5.92 gallons per ton of sugarcane ground compared to 6.16 gallons per ton for the same period last year. The price of molasses continues to increase from the low of $35 per ton in 1999, $55 per ton in 2000 and $68.50 per ton in 2001. The increase in price contributed to the higher molasses sales as the amount shipped was approximately the same for both years. Shipments of molasses as of October 31, 2001 were 9,932 tons compared to 10,665 tons for the same period last year.

     Interest Earned:
     ----------------

         Interest earned was $1,728 for the three months ending October 31, 2001 compared to $1,765 for the same period last year.

     Mineral Leases and Royalties:
     -----------------------------

          Mineral leases and royalties were $126,298 for the three months ended October 31, 2001 compared to $190,134 for the three months ended
     October 31, 2000.   There were no new oil and gas leases granted for
     the three month period ended October 31, 2001. In May, 2000, a well was completed on Company property and at that time was producing approximately 265 barrels of oil per day and 18,500 MCF of gas. Production from the well has been fairly steady but the price of oil and gas has decreased which resulted in the lower royalties for the current three month period. Proceeds from this well are being used to pay down the Company's long-term debt.

     Other Revenues:
     ---------------

          Other revenues consist mainly of miscellaneous income and cane land rentals. Cane land rentals for the three months ended October 31, 2001 were $511,013 compared to $437,428 for the same period in the prior year. The increase in cane rental income is primarily because of

                                      I-7                                 -9-


     the higher tonnage processed as of October 31, 2001 compared to the same period last year.

     Cost of Products Sold:
     ----------------------

          Cost of products sold decreased to $8,873,540 for the three month period ending October 31, 2001 from $10,701,361 for the three months ended October 31, 2000. Costs relating to sales are charged to cost of products sold. Accordingly, costs have decreased relative to the lower sales for the current period.

     General and Administrative Expenses:
     ------------------------------------

          General and administrative expenses were $224,373 for the current period and $255,817 for the same period last year.

     Interest Expense:
     -----------------

          Interest expense decreased to $168,425 for the three months ended October 31, 2001 from $235,701 for the three months ended October 31, 2000. The decrease is mostly attributable to lower interest rates as short-term debt outstanding for the two three month periods was approximately the same. The interest rate for short-term borrowings at October 31, 2000 was 8.50% compared to 4.50% at October 31, 2001. In November, 2001, the rate declined to 4.25%.

     Income Taxes:
     -------------

          The income tax expense (credit) for the three month periods ending October 31, 2001 and 2000 were recorded at the statutory rate of 38 percent which reflects the 34 percent federal corporate rate plus 4 percent state income taxes.

     Liquidity and Capital Resources:
     --------------------------------

          At October 31, 2001, the Company had negative working capital of $4,765,664 compared to negative working capital of $512,395 at October 31, 2000. Working capital ratios were .73:1 and .95:1 respectively.
     The calculation of the current ratio includes $3,363,888 in the Current Portion of Long-Term Debt due in January, 2002. In anticipation of this payment, the Company has been using the proceeds from oil royalties to pay down its long-term debt. Company management believes that short-term or long-term funds will be available to payoff the note in January, 2002. Management does not anticipate any long term adverse affects as a result of refinancing or paying off the note.
          Typically, the Company begins short-term borrowing during the idle season to finance company operations and capital additions. At July 31, 2001, short-term debt outstanding was $2,446,615 and at October 31, 2001 short-term debt had increased to $8,588,000. The Company has a $12,000,000 line of credit with a bank.


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


     DATE   December 13, 2001                By /s/ Craig P. Caillier
         ---------------------------         ------------------------
                                              CRAIG P. CAILLIER
                                              PRESIDENT AND CEO




    DATE    December 13, 2001                By /s/ Stanley H. Pipes
        ----------------------------         -------------------------
                                              STANLEY H. PIPES
                                              VICE PRESIDENT AND TREASURER






























                                     II-2                                -12-