Form 10-Q
period 2002-01-31
STERLING SUGARS INC
filed 2002-03-14
CIK 94185

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                                   FORM 10-Q

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended January 31, 2002

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

        Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
        Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and
        (2) has been subject to such filing requirements for the past 90 days. YES X NO

        There were 2,500,000 common shares outstanding at March 6, 2002.


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

         ITEM 1. FINANCIAL STATEMENTS

                 Condensed balance sheets January 31, 2002
                 (unaudited) and July 31, 2001                     I-1

                 Statements of earnings and retained earnings
                 Six months ended January 31, 2002 (unaudited)
                 and 2001 (unaudited)                              I-2

                 Statements of earnings and retained earnings
                 Three months ended January 31, 2002 (unaudited)
                 and 2001 (unaudited)                              I-3

                 Statements of cash flows
                 Six months ended January 31, 2002 (unaudited)
                 and 2001 (unaudited)                              I-4

                 Notes to condensed financial statements
                 Three and six months ended January 31, 2002
                 and 2001                                          I-5

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS     I-6

        PART II. OTHER INFORMATION:

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8K                  II-1























                                                                       -2-

                            STERLING SUGARS, INC.
                          CONDENSED BALANCE SHEETS

                                                  January 31,    July 31,
                                                     2002          2001
                                                   UNAUDITED       NOTE
     ASSETS:                                    ------------- ------------
      CURRENT ASSETS:
         Cash and short-term investments        $     12,648  $     33,949
         Accounts receivable                       4,831,632       989,413
         Notes receivable                             60,016        60,016
         Raw sugar and molasses inventories at
          lower of cost or market                 20,049,192          -
         Operating supplies - at cost                717,272       760,647
         Deferred income taxes                       357,260       357,260
         Other current assets                        361,287       471,424
                                                ------------  ------------
            TOTAL CURRENT ASSETS                $ 26,389,307  $  2,672,709
                                                ------------  ------------
       Property, plant and equipment - net      $ 23,631,120  $ 24,522,612
                                                ------------  ------------
       Expenditures for future crops            $  1,138,963  $  1,138,963
       Notes receivable                              411,535       410,871
       Other assets                                   65,874        59,959
                                                ------------  ------------
                                                $  1,616,372  $  1,609,793
                                                ------------  ------------
                                                $ 51,636,799  $ 28,805,114
                                                ============  ============
     LIABILITIES AND STOCKHOLDERS' EQUITY:
      CURRENT LIABILITIES:
        Notes Payable                           $ 11,921,000  $  2,446,615
        Accounts payable and accrued expenses      2,860,053       965,476
        Due cane growers                           9,253,861          -
        Current portion long-term debt               628,905     4,091,220
                                                ------------  ------------
            TOTAL CURRENT LIABILITIES           $ 24,663,819  $  7,503,311
                                                ------------  ------------
       Long-term debt                           $  4,372,317  $  1,927,321
                                                ------------  ------------
       Deferred income taxes                    $  1,810,000  $  1,810,000
                                                ------------  ------------
     STOCKHOLDERS' EQUITY:
        Common stock                            $  2,500,000  $  2,500,000
        Additional paid in capital                    40,455        40,455
        Retained earnings                         18,250,208    15,024,027
                                                ------------  ------------
                                                $ 20,790,663  $ 17,564,482
                                                ------------  ------------
                                                $ 51,636,799  $ 28,805,114
                                                ============  ============

       NOTE: The balance sheet at July 31, 2001 has been taken from the audited financial statements at that date, and condensed.

                   See notes to condensed financial statements


                                      I-1                               -3-

                           STERLING SUGARS, INC.
                 STATEMENT OF EARNINGS AND RETAINED EARNINGS
                                 (UNAUDITED)

                                                SIX MONTHS ENDED JANUARY 31
                                                ---------------------------
                                                     2002         2001
       REVENUES:                                 -----------   -----------

         Sugar and molasses sales                $22,806,521   $30,593,610
         Interest earned                               1,728         1,765
         Mineral leases and royalties                246,782       511,126
         Gain (loss) on disposal of Assets          (223,560)         -
         Other                                     1,547,574     1,461,948
                                                 -----------   -----------
                                                 $24,379,045   $32,568,449
        COSTS AND EXPENSES:                      -----------   -----------

         Cost of products sold                   $18,315,315   $26,964,374
         General and administrative                  515,865       533,125
         Interest expense                            344,347       515,516
                                                 -----------   -----------
                                                 $19,175,527   $28,013,015
                                                 -----------   -----------
        NET EARNINGS BEFORE INCOME TAXES         $ 5,203,518   $ 4,555,434
        INCOME TAXES                               1,977,337     1,731,065
                                                 -----------   -----------
        NET EARNINGS                             $ 3,226,181   $ 2,824,369

        RETAINED EARNINGS AT BEGINNING OF PERIOD  15,024,027    14,659,694
                                                 -----------   -----------
        RETAINED EARNINGS AT END OF PERIOD       $18,250,208   $17,484,063
                                                 ===========   ===========

        NET EARNINGS PER SHARE                   $      1.29   $      1.13
                                                 ===========   ===========


















                    See notes to condensed financial statements

                                       I-2                                 -4-



                            STERLING SUGARS, INC.
                 STATEMENT OF EARNINGS AND RETAINED EARNINGS
                                 (UNAUDITED)

                                               THREE MONTHS ENDED JANUARY 31
                                               -----------------------------
                                                      2002         2001
                                                 -----------   -------------
        REVENUES:

         Sugar and molasses sales                $14,355,916   $19,917,748
         Interest earned                                -             -
         Mineral leases and royalties                120,484       320,992
         Other                                       700,256       904,852
                                                 -----------   -----------
                                                 $15,176,656   $21,143,592
                                                 -----------   -----------
        COSTS AND EXPENSES:

         Cost of products sold                   $ 9,441,775   $16,263,013
         General and administrative                  291,492       277,246
         Interest expense                            175,922       279,815
                                                 -----------   -----------
                                                 $ 9,909,189   $16,820,074
                                                 -----------   -----------
        NET EARNINGS BEFORE INCOME TAXES         $ 5,267,467   $ 4,323,518
        INCOME TAXES                               2,000,998     1,642,937
                                                 -----------   -----------
        NET EARNINGS                             $ 3,266,469   $ 2,680,581

        RETAINED EARNINGS AT BEGINNING OF PERIOD  14,983,739    14,803,482
                                                 -----------   -----------
        RETAINED EARNINGS AT END OF PERIOD       $18,250,208   $17,484,063
                                                 ===========   ===========

        NET EARNINGS (LOSS) PER SHARE            $      1.31   $      1.07
                                                 ===========   ===========

















                    See notes to condensed financial statements



                                      I-3                                 -5-


                            STERLING SUGARS, INC.
                           STATEMENT OF CASH FLOWS
                                (UNAUDITED)
                                                   SIX MONTHS ENDED JANUARY 31
                                                   ---------------------------
                                                        2002         2001
   OPERATING ACTIVITIES:                           ------------  ------------
    Net earnings                                   $  3,226,181  $  2,824,369
    Adjustments to reconcile net earnings to net
     cash provided by operating activities:
     Depreciation                                     1,016,361     1,120,445
     (Gain) loss on disposl of assets                   223,560          -
    Changes in operating assets and liabilities:
     Increase in accounts receivable                 (3,842,219)  (10,624,204)
     Increase in inventories                        (20,005,817)  ( 9,620,777)
     Increase in accounts payable accrued
      expenses and due cane growers                  11,148,438     8,128,430
     Other items - net                                  104,221   (    80,310)
                                                   -----------   -------------
    Net cash provided by operating activities      $ (8,129,275) $( 8,252,047)
                                                   ------------- -------------
    INVESTING ACTIVITIES:
     Collection on notes receivable                $     19,336         8,139
     Increase in Notes receivable                       (20,000)         -
     Purchase of property, plant and equipment         (409,701)  (   816,241)
     Proceeds from sale of assets                        61,273
                                                   ------------- -------------
     Net cash used in investing activities         $   (349,092) $(   808,102)
                                                   ------------- -------------
    FINANCING ACTIVITIES:
     Proceeds from short-term notes payable
      and long-term debt                           $ 30,690,668  $ 25,981,809
     Payments on short-term notes payable
      and long-term debt                            (22,233,602)  (16,847,556)
                                                   ------------  -------------
     Net cash provided by financing activities     $  8,457,066  $  9,134,253
                                                   ------------- -------------

    Decrease in cash and temporary investments     $    (21,301) $     74,104
    Cash and temporary investments at the
     beginning of the period                             33,949   (     6,176)
                                                   ------------- -------------
    Cash and temporary investments at the
     end of the period                             $     12,648  $     67,928
                                                   ============= =============

    Supplemental information:

     Interest paid                                 $    379,284  $    493,478
                                                   ============  ============
     Income taxes paid                             $     41,802  $     60,470
                                                   ============  ============



                  See notes to condensed financial statements

                                      I-4                                 -6-


                            STERLING SUGARS, INC.
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
              THREE AND SIX MONTHS ENDED JANUARY 31, 2002 AND 2001
                      (UNAUDITED)          (CONTINUED)


        A. CONDENSED FINANCIAL STATEMENTS:

             The condensed balance sheet as of January 31, 2002, the statements of earnings and retained earnings for the three and six months ending January 31, 2002 and 2001, and the condensed statements of cash flows for the six month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at January 31, 2002 and for all periods presented have been made.

             Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the July 31, 2001 report to stockholders and the Form 10-K filed with the Securities and Exchange Commission on October 26, 2001. The results of operations for the period ending January 31, 2002 are not necessarily indicative of the operating results expected for the full year.




























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

     Results of Operations:

      General Information:

         The Company's grinding season commenced on September 18, 2001 and ended December 23, 2001. A total of 1,027,102 tons of sugarcane were processed down slightly from the 1,063,646 tons processed for the 2000 crop. The Company set a record of 1,139,296 tons for the 1999 crop.

         Sugar yield was up this year to an estimated 205 pounds per ton of cane compared to the 202 pounds per ton of cane last year. The marginally higher yield this year can be attributed to better weather patterns during the spring and summer growing season.

         The price the Company receives for its raw sugar has rebounded somewhat from the lows experienced for the last two years. The Company received an average of 20.41 cents per pound for the six months ended January 31, 2002 compared to 18.93 cents per pound for the same period last year. For the year ended July 31, 2001, the Company received 19.24 cents per pound and for the year ended July 31, 2000, the Company received
     19.38 cents per pound. The Company systematically sells on the futures market throughout the year, which tends to average out the highs and lows over a period of time.










                                      I-6                                -8-

          Blackstrap molasses production is estimated at 5.36 gallons per ton this year compared to 5.63 gallons per ton of cane last year. Total production of molasses was 5,514,088 gallons this year compared to 5,987,764 gallons for the previous year. The price for blackstrap molasses is currently quoted at $67.50 per ton compared to $57.50 per ton at the same time last year.

     Sugar and Molasses Sales:

         Sugar and molasses sales for the six months ended January 31, 2002 and 2001 were as follows:
                                                2002            2001
                                             -----------     -----------

         Raw sugar sales                     $20,820,227     $29,216,426
         Blackstrap molasses                   1,986,294       1,377,184
                                             -----------     -----------
                                             $22,806,521     $30,593,610
                                             ===========     ===========

         Sugar sales were down by $8,396,199 because of the lesser demand
     for sugar from refiners.   Molasses sales were up substantially
     because of the higher price and more molasses shipped compared to the same period last year. Raw sugar on hand at January 31, 2002 was approximately 50,000 tons compared to 25,000 tons last year.

     Interest Earned:

         Interest earned for the six month period ending January 31, 2002 was $1,728 compared to $1,765 for the same period last year. Interest earned was $0 for the three month periods ending January 31, 2002 and 2001.

     Mineral Leases and Royalties:

          Income from Mineral leases and royalties were down for the six months ended January 31, 2002 totaling $246,782 compared to $511,126 for the same period last year. Royalties for the two periods were $239,546 and $484,539, respectively. Income from Mineral leases for the same periods were $7,237 and $26,587, respectively. In November, 2000, the Company began receiving royalty payments from a new well named Zenor A16 located near Patterson, La. Payments received from the Zenor A16 well have been used to reduce the Company's long-term debt.















                                      I-7                                -9-

          The Company's activities with respect to oil and gas are limited to the granting of leases and the collection of bonuses, delay rentals and landowner royalties thereunder. Accordingly, only limited information, furnished primarily by the Company's lessees, has been included with respect to oil and gas operations affecting Company lands. Complete information respecting these and related matters, such as proved reserves, are unavailable to the Company and cannot be obtained without unreasonable effort and expense.

     Other Revenues:

          Other revenues, which consist mainly of miscellaneous income items and cane land rentals, were $1,547,574 for the six months ended January 31, 2002 and $1,461,948 for the six months ended January 31, 2001. Cane land rentals for the current period were $1,220,134 compared to $1,314,060 for the same period last year. The Company granted seismic permits and pipeline rights of way totaling $235,890 for the six months ended January 31, 2002 which accounted for the increase of $85,626 in Other revenues compared to the same period last year.

     Cost of Products Sold:

          Cost of products sold totaled $18,315,315 for the six months ended January 31, 2002 and $26,964,374 for the six months ended January 31, 2001. The large decrease in this account results from the reduction in sales of $7,787,089. The costs charged to this account are relative to the sales of raw sugar and molasses.

     General and Administrative Expenses:

          General and administrative expenses were $533,125 for the six months ended January 31, 2002 and $515,865 for the same period last year. Expenses were comparable for the two years.

     Interest Expense:

          Interest expense was $344,347 compared to $515,516 for the six months ended January 31, 2002 and 2001, respectively. The reduced interest cost resulted from lower interest rates. Short-term debt outstanding at January 31, 2002 was $11,921,000 compared to $10,465,000 at January 31, 2001.

     Income Taxes:

          The income tax expense for the three and six month periods ending January 31, 2002 and 2001 were recorded at the statutory rate of 38 percent, which reflects the 34 percent federal corporate rate plus 4 percent state income taxes.










                                      I-8                                -10-

     Liquidity and Capital Resources:

          At January 31, 2002, the Company had working capital of $1,725,488 compared to a negative working capital of $4,830,602 at July 31, 2001. Due to the seasonal nature of the industry, it is not uncommon to have a negative working capital balance at July 31 of each year or just before the start of the new season. The unusually large negative balance at July 31, 2001 however, was caused by the inclusion in current liabilities of a note due January 2, 2002, amounting to $3,363,388. The Company refinanced an existing note approximating $2,250,000 and paid off the note due January 2, 2002. Proceeds from the new note totaled $5,500,000 and the terms require nine semi-annual payments of $275,000 each with interest at the rate of 7% payable quarterly. The balance of the new note is due and payable on December 31, 2006.

         For the period February 1, 2002 to September 30, 2002, the Company has budgeted $3,517,500 for repairs and $1,427,947 for capital improvements to the factory. The Company expects to finance the majority of these expenditures internally with any excess financed short-term through a bank with which the Company has a $12,000,000 line of credit.




































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




                                             STERLING SUGARS, INC.
                                                 (REGISTRANT)


     DATE     March 13, 2002               By /s/ Craig P. Caillier
              --------------                  ---------------------
                                              CRAIG P. CAILLIER
                                              PRESIDENT AND
                                              CHIEF EXECUTIVE OFFICER



    DATE      March 13, 2002               By /s/ Stanley H. Pipes
              --------------                  ---------------------
                                              STANLEY H. PIPES
                                              VICE PRESIDENT AND TREASURER




























                                     II-2                                -13-