Form 10-Q
period 2002-04-30
STERLING SUGARS INC
filed 2002-06-04
CIK 94185

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                                   FORM 10-Q

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended April 30, 2002

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

        There were 2,500,000 common shares outstanding at May 24, 2002.


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

         ITEM 1. FINANCIAL STATEMENTS

                 Condensed balance sheets April 30, 2002
                 (unaudited) and July 31, 2001                     I-1

                 Statements of earnings and retained earnings
                 Nine months ended April 30, 2002 (unaudited)
                 and 2001 (unaudited)                              I-2

                 Statements of earnings and retained earnings
                 Three months ended April 30, 2002 (unaudited)
                 and 2001 (unaudited)                              I-3

                 Statements of cash flows
                 Nine months ended April 30, 2002 (unaudited)
                 and 2001 (unaudited)                              I-4

                 Notes to condensed financial statements
                 Three and nine months ended April 30, 2002
                 and 2001                                          I-6

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS     I-7

        PART II. OTHER INFORMATION:

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8K                  II-1






















                                                                      -2-

                            STERLING SUGARS, INC.
                          CONDENSED BALANCE SHEETS

                                                   April 30,     July 31,
                                                     2002          2001
                                                   UNAUDITED       NOTE
     ASSETS:                                    ---------------------------
      CURRENT ASSETS:
         Cash and short-term investments        $      3,467 $      33,949
         Notes receivable                             60,016        60,016
         Accounts receivable                       2,570,987       989,413
         Raw sugar and molasses inventories
           (at lower of cost or market)           10,307,413          -
         Operating supplies - at cost                745,410       760,647
         Deferred income taxes                       357,260       357,260
         Other current assets                        612,741       471,424
                                                ------------- -------------
            TOTAL CURRENT ASSETS                $ 14,657,294  $  2,672,709
                                                ------------- -------------
       Property, plant and equipment - net      $ 23,597,015  $ 24,522,612
                                                ------------- -------------
       Expenditures for future crops            $  1,138,963  $  1,138,963
                                                ------------- -------------
       Notes receivable                         $    394,625  $    410,871
                                                ------------- -------------
       Other assets                             $     65,876  $     59,959
                                                ------------- -------------
                                                $ 39,853,773  $ 28,805,114
                                                ============= =============

     LIABILITIES AND STOCKHOLDERS' EQUITY:
      CURRENT LIABILITIES:
        Notes Payable                           $  6,787,000  $  2,446,615
        Accounts payable and accrued expenses      2,043,266       965,476
        Due cane growers                           5,002,880          -
        Current portion long-term debt               628,905     4,091,220
                                                ------------- -------------
            TOTAL CURRENT LIABILITIES           $ 14,462,051  $  7,503,311
                                                ------------- -------------
       Long-term debt                           $  4,201,178  $  1,927,321
                                                ------------- -------------
       Deferred income taxes                    $  1,810,000  $  1,810,000
                                                ------------- -------------
     STOCKHOLDERS' EQUITY:
        Common stock                            $  2,500,000  $  2,500,000
        Additional paid in capital                    40,455        40,455
        Retained earnings                         16,840,089    15,024,027
                                                ------------- -------------
                                                $ 19,380,544  $ 17,564,482
                                                ------------- -------------

                                                $ 39,853,773  $ 28,805,114
                                                ============= =============

       NOTE: The balance sheet at July 31, 2001 has been taken from the audited financial statements at that date, and condensed.

                   See notes to condensed financial statements
                                      I-1                               -3-


                            STERLING SUGARS, INC.
                 STATEMENT OF EARNINGS AND RETAINED EARNINGS
                                 (UNAUDITED)

                                                NINE MONTHS ENDED APRIL 30
                                                ---------------------------
                                                      2002         2001
                                                      ----         ----
        REVENUES:

         Sugar and molasses sales                $ 32,917,426 $ 38,837,482
         Interest earned                                3,908        3,735
         Mineral leases and royalties                 413,458      890,054
         Gain (Loss) on disposal of assets        (   214,668)        -
         Other                                      1,584,071    1,484,218
                                                 ------------  ------------
                                                 $ 34,704,195 $ 41,215,489
                                                 ------------  ------------

        COSTS AND EXPENSES:

         Cost of products sold                   $ 30,378,159 $ 36,426,526
         General and administrative                   843,746      723,649
         Interest expense                             553,157      826,599
                                                 ------------  ------------
                                                 $ 31,775,062 $ 37,976,774
                                                 ------------  ------------

        NET EARNINGS BEFORE INCOME TAXES         $  2,929,133 $  3,238,715
        INCOME TAXES                                1,113,071    1,230,712
                                                 ------------  ------------
        NET EARNINGS                             $  1,816,062 $  2,008,003

        RETAINED EARNINGS AT BEGINNING OF PERIOD   15,024,027   14,659,694
                                                 ------------  ------------
        RETAINED EARNINGS AT END OF PERIOD       $ 16,840,089 $ 16,667,697
                                                 ============  ============

        NET EARNINGS PER SHARE                   $        .73  $       .80
                                                 ============  ============










                    See notes to condensed financial statements







                                      I-2                                 -4-


                            STERLING SUGARS, INC.
                 STATEMENT OF EARNINGS AND RETAINED EARNINGS
                                 (UNAUDITED)

                                               THREE MONTHS ENDED APRIL 30
                                              -----------------------------
                                                      2002         2001
                                                      ----         ----
        REVENUES:

         Sugar and molasses sales                $10,110,905   $ 8,243,872
         Interest earned                               2,180         1,970
         Mineral leases and royalties                166,676       378,928
         Gain (Loss) on disposal of assets             8,892          -
         Other                                        36,497        22,270
                                                 ------------  ------------
                                                 $10,325,150   $ 8,647,040
                                                 ------------  ------------

        COSTS AND EXPENSES:

         Cost of products sold                   $12,062,844   $ 9,462,152
         General and administrative                  327,881       190,524
         Interest expense                            208,810       311,083
                                                 ------------  ------------
                                                 $12,599,535   $ 9,963,759
                                                 ------------  ------------

        NET LOSS BEFORE INCOME TAXES             $(2,274,385)  $(1,316,719)
        INCOME TAXES (CREDIT)                     (  864,266)   (  500,353)
                                                 ------------  ------------
        NET LOSS                                 $(1,410,119)  $(  816,366)

        RETAINED EARNINGS AT BEGINNING OF PERIOD  18,250,208    17,484,063
                                                 ------------  ------------
        RETAINED EARNINGS AT END OF PERIOD       $16,840,089   $16,667,697
                                                 ============  ============

        NET LOSS PER SHARE                       $(      .56)  $(      .33)
                                                 ============  ============










                    See notes to condensed financial statements




                                      I-3                                 -5-


                            STERLING SUGARS, INC.
                           STATEMENT OF CASH FLOWS
                                (UNAUDITED)
                                                  NINE MONTHS ENDED APRIL 30
                                                  ---------------------------
                                                         2002         2001
                                                         ----         ----
   OPERATING ACTIVITIES:
    Net earnings                                    $  1,816,062  $  2,008,003
    Adjustments to reconcile net earnings to net
     cash provided by operating activities:
     Depreciation                                      1,525,271     1,680,668
     (Gain) losss on disposal of assets                  214,668          -
    Changes in operating assets and liabilities:
     Increase in accounts receivable                 ( 1,581,574)  ( 2,482,266)
     Increase in inventories                         (10,292,176)  ( 2,281,466)
     Increase in accounts payable accrued
      expenses and due cane growers                    6,080,670     3,608,480
     Other items - net                               (   147,374)  (   350,110)
                                                    ------------  ------------
    Net cash provided by operating activities       $( 2,384,453) $  2,183,309
                                                    ------------  ------------
    INVESTING ACTIVITIES:
     Collection on notes receivable                 $     36,245  $     14,067
     Issuance of notes receivable                    (    20,000)  (    10,980)
     Purchase of property, plant and equipment       (   876,088)  ( 1,163,112)
     Proceeds from sale of assets                         61,887          _
                                                    ------------- ------------
     Net cash used in investing activities          $(   797,956) $( 1,160,025)
                                                    ------------  ------------
    FINANCING ACTIVITIES:
     Proceeds from short-term notes payable
      and long-term debt                            $ 34,425,667  $ 27,667,809
     Payments on short-term notes payable
      and long-term debt                             (31,273,740)  (28,707,023)
                                                    ------------  ------------
     Net cash provided by financing activities      $  3,151,927  $( 1,039,214)
                                                    ------------  ------------

    Increase (decrease) in cash and temporary
     investments                                    $(    30,482) $ (   15,930)
    Cash and temporary investments at the
     beginning of the period                              33,949        11,500
                                                    ------------  ------------
    Cash and temporary investments at the
     end of the period                              $      3,467  $(     4,430)
                                                    ============= ============



    Continued

                  See notes to condensed financial statements





                                      I-4                                 -6-


                            STERLING SUGARS, INC.
                           STATEMENT OF CASH FLOWS
                                (UNAUDITED)

                                                NINE MONTHS ENDED APRIL 30
                                               ----------------------------
                                                        2002        2001
                                                        ----        ----
      Supplemental information:

         Interest paid                              $  588,150  $  742,852
                                                    =========== ===========
         Income taxes paid                          $   32,610  $  134,051
                                                    =========== ===========











































                                      I-5                               -7-



                            STERLING SUGARS, INC.
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
              THREE AND NINE MONTHS ENDED APRIL 30, 2002 AND 2001
                      (UNAUDITED)          (CONTINUED)


        A. CONDENSED FINANCIAL STATEMENTS:

             The condensed balance sheet as of April 30, 2002, the statements of earnings and retained earnings for the three and nine months ending April 30, 2002 and 2001, and the condensed statements of cash flows for the nine month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at April 30, 2002 and for all periods presented have been made.

             Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the July 31, 2001 report to stockholders and/or the Form 10-K filed with the Securities and Exchange Commission on October 26, 2001.
           The results of operations for the period ending April 30, 2002 are not necessarily indicative of the operating results expected for the full year.



























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

     Results of Operations:

      General Information:

         The Company's grinding season commenced on September 18, 2001 and ended December 23, 2001. A total of 1,027,102 tons of sugarcane were processed compared to 1,063,646 tons processed last year. The Company processed a record breaking 1,139,296 for the 1999 crop. The lesser tonnage ground in 2001 can be attributed to a drought suffered in the spring of 2001 which reduced yields of sugarcane to about ten percent less than the year before.

         Sugar yield was up this year and is estimated at 203 pounds of sugar per ton of sugarcane compared to 197 pounds the previous year. The marginally higher yield for the current year was most likely caused by the favorable weather patterns experienced during the spring and summer growing season.

         The price the Company receives for its raw sugar has rebounded somewhat from the lows experienced over the last two years. The Company received an average of 20.45 cents per pound for the nine months ended April 30, 2002, compared to 18.93 cents per pound for the same period last year. For the year ended July 31, 2001, the Company received
     19.24 cents per pound and for the year ended July 31, 2000, the Company received 19.38 cents per pound. The Company systematically sells on the futures market throughout the year which tends to average the highs and lows over a period of time.





                                      I-7                                -9-


         Blackstrap molasses production is estimated at 5.34 gallons per ton this year compared to 5.63 gallons per ton of cane last year. Total production of molasses is estimated at 5,481,576 gallons this year compared to 5,987,764 gallons for the previous year. The price for blackstrap molasses has rebounded from the depressed prices experienced over the last several years. The current price averaged 62.88 per ton net of discounts compared to $44.52 per ton last year.

     Sugar and Molasses Sales:

         Sugar and molasses sales for the nine months ended April 30, 2002 and 2001 were as follows:
                                                2002            2001
                                             ----------------------------

         Raw sugar sales                     $31,006,718      $37,005,185
         Blackstrap molasses                   1,910,708        1,832,297
                                             ------------    ------------
                                             $32,917,426      $38,837,482
                                             ============    ============

         Raw sugar sales decreased by $5,998,467 principally because of the lesser demand from refiners. Molasses sales were up slightly compared to the previous year. Raw sugar on hand at April 30, 2002 was 26,597 tons compared to 5,908 tons for the same period last year. The Company expects to have all sugar shipped by August, 2002. The Company had 667 tons in molasses inventory at April 30, 2002 and had shipped all of its molasses production as of April 30, 2001.

     Interest Earned:

         Interest earned for the nine month period ending April 30, 2001 was $3,908 compared to $3,735 for the same period last year. For the three month periods ending April 30, 2002 and 2001, interest earned was $2,180 and $1,970, respectively.

     Mineral Leases and Royalties:

          Mineral leases and royalties were down for the nine months ended April 30, 2002 at $413,458 compared to $890,054 for the same period last year. Royalties for the two periods were $383,430 and $886,554, respectively. Mineral leases for the same two periods were $30,028 and $3,500, respectively. In November, 2000, the Company began receiving royalty payments from a new well named Zenor A16 located near Patterson, Louisiana. Natural gas production from the well has remained fairly stable since the well started producing in May, 2000. However, the price received for gas has ranged from a high of $10.82 per mcf in January, 2001 to a low of $1.94 per mcf in October, 2001. The price received for gas in March, 2002 was $2.66 per mcf. Payments received from the Zenor A16 well have been used to reduce the Company's long-term debt.







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

     Other Revenues:

          Other revenues, which consist mainly of miscellaneous income items and cane land rentals, were $1,584,071 for the nine months ended April 30, 2002 and $1,484,218 for the nine months ended April 30, 2001. Cane land rentals for the current period were $1,223,154 compared to $1,316,279 last year. Included in Other Revenues are the proceeds from pipeline rights of way and seismic permits granted by the Company.

     Cost of Products Sold:

          Cost of products sold totaled $30,378,159 for the nine months ended April 30, 2002 and $36,426,526 for the nine months ended April 30, 2001. The costs charged to this account are relative to the sales of raw sugar and molasses.

     General and Administrative Expenses:

          General and administrative expenses were $843,746 for the nine months ended April 30, 2002 and $723,649 for the same period last year. The increase in cost this year is generally attributable to increased pension and hospitalization costs.

     Interest Expense:

          Interest expense was $553,157 compared to $826,599 for the nine months ended April 30, 2002 and 2001, respectively. The short-term interest rate at April 30, 2002 was 4% compared to 7.5% at April 30, 2001, which accounts for the lower interest cost for this period.

     Income Taxes:

          The income tax expense for the three and six month periods ending April 30, 2002 and 2001 were recorded at the statutory rate of 38 percent, which reflects the 34 percent federal corporate rate plus 4 percent state income taxes.

     Liquidity and Capital Resources:

          At April 30, 2002, the Company had working capital of $195,243 compared to a negative working capital of $4,830,602 at July 31, 2001. Due to the seasonal nature of the industry, it is not uncommon to have a negative working capital balance at July 31 of each year or just before the start of a new processing season. However, the unusually large negative balance at July 31, 2001 was caused by the inclusion in current liabilities of a note due January 2, 2002, amounting to $3,363,388. This note was paid on January 2, 2002 with the proceeds from a new note totaling $5,500,000. Terms of the new note require

                                      I-9                              -11-


     nine semi-annual payments of $275,000 each with interest at the rate of 7% payable quarterly. The balance of the note is due and payable on December 31, 2006.

          For the period February 1, 2002 to September 30, 2002, the Company budgeted $3,517,500 for repairs and $1,427,947 for capital improvements to the factory. The Company expects to finance the majority of these expenditures internally with any excess financed short-term through a bank with which the Company has a $12,000,000 line of credit.















































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




                                             STERLING SUGARS, INC.
                                             ---------------------
                                                 (REGISTRANT)


     DATE     June 4, 2002                 By /s/ Craig P. Caillier
         ---------------------------          ---------------------
                                              CRAIG P. CAILLIER
                                              PRESIDENT AND
                                              CHIEF EXECUTIVE OFFICER



    DATE      June 4, 2002                 By /s/ Stanley H. Pipes
        ----------------------------          ---------------------
                                              STANLEY H. PIPES
                                              VICE PRESIDENT AND TREASURER
                                              (PRINCIPAL FINANCIAL AND
                                               ACCOUNTING OFFICER)




























                                     II-2                                -14-