Form 10-K
period 2002-07-31
STERLING SUGARS INC
filed 2002-10-28
CIK 94185

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
			    Washington, D. C.
			       Form 10K

  [X] Annual report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the fiscal year ended July 31, 2002

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. /__/

  The aggregate market value of the registrant's voting stock held on September 30, 2001 by non-affiliates of the registrant was $2,250,000. Such value has been computed on the basis of the average bid and asked prices of the stock and by excluding, from the 2,500,000 shares outstanding on that date, all stock beneficially owned by officers and directors of the registrant and by beneficial owners of more than five percent of its stock, even though all such persons may not be affiliates as defined in SEC rule 405.
                                                           Page 1 of 33 pages







  The number of shares of common stock outstanding as of October 18, 2002 was 2,500,000 shares.

  Documents incorporated by reference: Portions of Registrant's Proxy Statement dated November 7, 2002 are incorporated by reference into Part III.

  An exhibit index is located on page 32.

				    FORM 10-K

				      PART I
  ITEM 1-BUSINESS

        Sterling Sugars, Inc. is a grower and processor of sugarcane from which it produces raw sugar and blackstrap molasses, a by-product. Cane residue (bagasse), also a by-product, is used as the primary fuel for the Company's steam boilers. The business is highly seasonal in that the processing season usually extends from mid/late September to late December or early January. For the fiscal year ended July 31, 2002 the Company processed 1,027,182 tons of sugarcane and produced 106,244 tons of sugar. The season began on September 18, 2001 and ended on December 23, 2001. For the fiscal year ended July 31, 2001, the season began on September 20, 2000 and continued through December 30, 2000. For fiscal 2001, the factory processed 1,063,646 tons of sugarcane and produced 107,177 tons of sugar. During the previous year (fiscal 2000), the Company processed a total of 1,139,296 tons of cane and 121,398 tons of sugar.

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







        On April 4, 1996 President Clinton signed the new Federal
  Agricultural Improvement and Reform Act (FAIR) otherwise known as the Freedom to Farm Bill. This seven year farm bill, starting with the 1996 crop, is more risky to producers and includes an 18 cent loan rate with loans not to exceed nine months. The no cost provision to the Federal Treasury is retained and marketing allotments have been suspended through the year 2002. Loans become non-recourse if the sugar import quota rises above 1.5 million short tons. Also, a one cent per pound penalty assessment is made on sugar pledged as collateral and forfeited to the government for non-recourse loans. The program requires that a stock-to-use ratio be maintained of no less than 15.5%.
        In May, 2002 President Bush signed the 2002 Farm Bill. The bill contains essentially the same provisions as the 1996 bill except that the one cent per pound penalty assessment for forfeited sugar has been eliminated and marketing allotments have been implemented for the domestic sugar industry. Sterling Sugars' allotment for the crop starting in September, 2002 will be 89,881 tons. This means any sugar produced over that amount will have to be held and marketed in the next year. Sterling has produced between 106,000 and 121,000 tons of sugar during the last three years so that it appears a substantial amount of sugar will have to be carried over into the next year. However, Hurricane Lili and tropical storm Isidore substantially damaged this year's crop. Estimates of the crop damage range from 15% to 35%. This damage will almost certainly reduce the sugar produced this year compared to the previous three years. The bad weather and marketing allotments combined will have a negative impact on the Company's bottom line. Sugar prices continue to approximate last year's levels.

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


       Company employment for the year ended July 31, 2002 was as follows:

                                                      Factory
                                                  ---------------

      Year round employees                              99
      Seasonal and temporary employees                  94
                                                     --------
                                                       193
                                                     ========

        Further information respecting the Company's business is given under
  Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."





                                      I-2                               -3-








  ITEM 2 -PROPERTIES

	Land owned by the Company by parishes and suitability of land for cultivation is as follows:

                   LaFourche  St. Mary    Iberia    St. Landry     Total
                  -------------------------------------------------------
  Cultivable           571       9,544      1,804          -      11,919
  Non-cultivable       139       5,737      1,302         121      7,299
  Plant site                        65                                65
                    ---------  --------   --------      ------   --------
                       710      15,346      3,106         121     19,283
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

       In addition to Company owned land, about 1,300 acres in St. Mary Parish are leased to the Company for growing sugarcane. The land currently leased by the Company is subleased to independent growers. Past experience indicates that small independent growers do a better job of farming than can be done by a very large agricultural operation. Arrangements have been made for the Company to process the sugarcane grown from the subleased property. Over the last three years the Company has made attempts to have farmers lease land directly from landlords in an effort to minimize the Company's liability exposures.

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






        Of the 19,283 acres of land owned by the Company, approximately 1,356 acres are being held by production, primarily from the LGS Sterling No. 1 well and by the new well Zenor A-16 both located in St. Mary Parish.
  The Sterling No. 1 well was completed by the Company's lessee, LGS Exploration, Inc. in December, 1984 and the Zenor A16 well was completed on May 3, 2000. During September, 1991 Sterling No. 1 experienced production problems and in January 1992 production was restored but at significantly reduced rates. On July 31, 1992 the Company entered into a unitization agreement for the Sterling No. 1 well whereby several individual units existing at the 6,800' sand Charenton Field would operate as one unit. As part of the agreement the Company maintained a twenty-five percent interest in the 34.5 acre unit. The Company also has a twenty-five percent interest in the new Zenor A-16 466 acre unit.

        The Company currently has two oil and gas leases in effect covering 370 acres. One lease expires on October 23, 2002 and the other on January 13, 2003. Leases are granted solely for the purpose of exploring for, developing and producing oil, gas and other liquid and hydrocarbon minerals of like nature, and engaging in any activities in reasonable connection with such operations. Lease terms are generally three years with lease payments due annually unless drilling commences during the year. The Company's activities with respect to oil and gas are limited to the granting of leases and the collection of bonuses, delay rentals and landowner royalties thereunder.

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

  ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2002.

















                                      I-4                                -5-








				  PART II

  ITEM 5 - MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER
	   MATTERS

        As of October 4, 2002 there were approximately 500 holders of record of the Company's stock which is traded in the over-the-counter market. The Company acts as its own stock transfer agent and registrar. The Company's mailing address is P. O. Box 572, Franklin, Louisiana 70538 and its physical address is 611 Irish Bend Road, Franklin, Lousisana 70538.

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

						  Range of Prices
					      ------------------------
       Fiscal 2002                             High               Low
      -------------                           ------             ------

           First Quarter                    $  6.00           $  5.75
           Second Quarter                      5.90              5.75
           Third Quarter                       6.25              6.25
           Fourth Quarter                      5.80              5.80


       Fiscal 2001
      -------------
           First Quarter                    $  6.67           $  5.75
           Second Quarter                      6.57              5.81
           Third Quarter                       6.50              5.84
           Fourth Quarter                      6.50              5.75


 ITEM 6 - SELECTED FINANCIAL DATA

                                      Year ended July 31
               -------------------------------------------------------------
                   2002       2001         2000        1999         1998
               ----------- ----------- -----------  ------------ -----------
  Revenues     $44,466,585 $44,466,904 $49,958,679 $45,125,532  $45,202,640

  Net Earnings
    (Loss)     $   991,792 $   364,333 $   916,003 $   604,964  $ 1,957,197

  Net Earnings
   (Loss per
    Share)     $       .40 $       .15 $       .37 $       .24  $       .78
  Cash Dividends
   Paid per
    Share      $       -   $       -   $       -    $       -    $       -




                                     II-1                                 -6-







  AT YEAR END:

  Total assets $30,401,591 $28,805,114 $29,610,380  $29,411,857   $28,842,188

  Long-term
   Debt        $ 3,830,100 $ 1,927,321 $ 7,013,888  $ 7,883,984   $ 8,777,263

  Working
   Capital     $  (634,899)$(4,830,602)$(  544,021) $(1,035,744)  $  (411,958)

  Stockholders'
   Equity      $18,556,274 $17,564,482 $17,200,149  $16,284,146   $15,679,182


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

Results of Operations
---------------------


      Net earnings for the fiscal year ending July 31, 2002 were $991,792 and for the two previous years were $364,333 and $916,003, respectively. Cane ground for the 2001 crop was 1,027,182 tons, for the 2000 crop 1,063,646
 tons, and for the 1999 crop 1,139,286 tons.   Sugar yield per ton of cane
 was 207 pounds per ton for the 2001 crop, 202 pounds per ton in 2000, and 213 pounds per ton in 1999. The lingering effects of the drought in the spring of 2001 caused the slightly lower amount of tons ground as well as the lower yield per ton in 2001.

      The average price received for raw sugar for the past three (3) years was 20.45 cents per pound for the 2001 crop, 19.24 cents per pound in 2000, and 19.38 cents per pound in 1999. The higher prices received for the year ended July 31, 2002 boosted net earnings by $627,459 over the previous year's earnings.


                                     II-2                               -7-







      The company continued record setting grinding rates for the seventh consecutive year, surpassing the one million (1,000,000) ton mark for the fourth straight year. Average daily grinding rates increased to 10,727 tons for the 2001 crop up from 10,568 tons in 2000 and 10,162 tons in 1999.

      Income from mineral leases and royalties was $519,857 for year ended July 31, 2002, $977, $679, and $267,423 for the previous two years, respectively. The amount for fiscal 2002 includes oil and gas royalties of $485,185 from the well on Company property in St. Mary parish. This well continues to maintain its output of oil and natural gas. However, the price received for natural gas has continued to be on the low side compared to a
 high of $10.82 per mcf in February, 2001.   The price reached a low of $2.00
 per mcf in October of 2001. During this same period the price of oil remained fairly steady with a high of $35.03 in November of 2000 and a low of $26.71 in April of 2001.

      The company recognized a loss on the disposition of property and equipment that amounted to $217,621 for the year ended July 31, 2002, a gain of $2,600 for 2001 and $35,638 in 2000. The loss for the year ending July 31, 2002 was due to write-offs of obsolete equipment.

      Other revenues consist primarily of miscellaneous income items and cane land rental income. Other revenues were $1,702,370 for the year ended July 31, 2002, $1,564,481 for 2001, and $1,763,419 for 2000. These amounts include rental income (substantially all from cane land) of $1,259,683, $1,380,135, $1,528,422 for 2002, 2001 and 2000 respectively. The decrease in cane land rentals in 2002 compared to 2001 and 2000 is directly related to the lower sugar yield and the lower tons harvested on Company lands. Cane land rental income is derived from all of the cultivable acres that are leased to independent farmers.

      Cost of products sold for the year ended July 31, 2002, 2001, and 2000 was $41,228,895, $41,878,444, and $45,958,210 respectively. Charges relating to the sale and manufacture of raw sugar and blackstrap molasses are charged to this category of accounts.

      General and administrative expenses were $959,335 for the year ended July 31, 2002. For the same period ending the previous two years, general and administrative expenses were $1,026,367 and $1,164,426, respectively. The lower cost in 2002 is generally attributable to a reduction in bonuses granted, hospitalization cost and small decreases in other miscellaneous accounts in this category.

      Interest expenses were $685,800 for the year ended July 31, 2002, $986,525 in 2001 and $1,344,292.00 in 2000. Even with the slightly lower tonnage ground, the company's needs for short-term funds were increased, as evidenced by the average aggregate short-term borrowings shown in foot note
 3 to the financial statements. These amounts were $6,942,653.00 for the year ended July 31, 2002, $4,734,800.00 for 2001 and $8,383,20 for 2000. The
 weighted average interest rate for those years was 4.41% for 2002, 7.35% for 2001, and 7.11% for 2000. Because of lower sugar prices, the company reduced the weekly advances to farmers for the 2001, 2000 and 1999 crops.

      The Company recorded tax expenses of $600,763 for the year ended July 31, 2002, $211,235 for 2001, and $575,748 for 2000. Footnote 5 to the
 financial statements explains in detail the differences in actual and statutory tax rates, deferred taxes and tax carry forwards.


                                     II-3                                 -8-






 Liquidity and Capital Resources
 -------------------------------

      The current ratio at July 31, 2002 was .89 to 1 compared to .36 to 1 for the previous year. The company has continued through this period to use the proceeds from the new oil well to pay down principal on its long-term debt. In December of 2001, the Company renegotiated and combined its long-term debt into one single note totaling $5,500,000. Terms of the new note require nine semi-annual payments of $275,000 each with interest at the rate of 7% payable quarterly. The balance of the note is due and payable on December 31, 2006. The Company continues to reinvest earnings toward the modernization and expansion of the factory believing this to be in the company's best interest for the long term. For the period February 1, 2002 to Septmeber 30, 2002, the Company budgeted $3,517,500 for repairs and $1,427,947 for capital improvements with the majority of these expenditures financed internally. The Company continues to have in place a line of credit with a bank for $12,000,000.

 ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Not applicable

 ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




































                                     II-4                                -9-






 To the Stockholders and Board of Directors
 Sterling Sugars, Inc.
 Franklin, Louisiana

			  INDEPENDENT AUDITORS' REPORT

	We have audited the accompanying balance sheets of Sterling Sugars, Inc. as of July 31, 2002 and 2001, and the related statements of income and retained earnings and cash flows for each of the three years in the period ended July 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements present fairly, in all material respects, the financial position of Sterling Sugars, Inc. as of July 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

  /s/ Broussard, Poche', Lewis & Breaux, L.L.P.


 Lafayette, Louisiana
 September 10, 2002






















                                    II-5                                -10-







			     STERLING SUGARS, INC.
				BALANCE SHEETS
                            JULY 31, 2002 AND 2001
 ASSETS

 CURRENT ASSETS:
                                                     2002         2001
						 ------------ ------------
   Cash                                          $    3,866   $    33,949
   Temporary cash investments                           -            -
						 ------------ ------------
    Total cash and temporary cash investments         3,866        33,949

   Accounts receivable, principally sugar and
    molasses  sales, no allowance for doubtful
    accounts considered necessary                  1,281,542      989,413
   Notes receivable, no allowance for doubtful
    accounts considered necessary                       -          60,016
   Raw sugar inventory - cost                      2,414,059         -
   Operating supplies - at cost                      753,550      760,647
   Deferred income taxes                             334,000      357,260
   Prepaid expenses and other assets                 380,301      471,424
						 ------------ ------------
      TOTAL CURRENT ASSETS                         5,167,318    2,672,709
						 ------------ ------------

  PROPERTY, PLANT AND EQUIPMENT, at cost:
   Land                                            8,145,604    8,133,008
   Buildings                                       3,723,191    3,897,101
   Machinery and equipment                        41,517,543   43,099,638
						 ------------ ------------
                                                  53,386,338   55,129,747
   Less accumulated depreciation                  29,344,377   30,607,135
						 ------------ ------------
                                                  24,041,961   24,522,612
						 ------------ ------------
  INVESTMENTS AND OTHER ASSETS:
   Cash value of officers' life insurance             56,921       59,959
   Expenditures for future crops                     759,309    1,138,963
   Notes receivable, no allowance for
    doubtful accounts considered necessary           376,082      410,871
						 ------------ ------------
    Total investments and other assets             1,192,312    1,609,793
						 ------------ ------------
                                                 $30,401,591  $28,805,114
						 ============ ============







		       See notes to financial statements




                                    II-6                              -11-







			     STERLING SUGARS, INC.
				BALANCE SHEETS
                            JULY 31, 2002 AND 2001

 LIABILITIES AND STOCKHOLDERS' EQUITY
                                                      2002          2001
						-------------- -------------
 CURRENT LIABILITIES:
  Notes payable                                  $ 3,512,000     $ 2,446,615
  Accounts payable and accrued expenses              803,887         965,476
  Due to cane growers                                857,425            -
  Current portion of long-term debt
   and capital leases                                628,905       4,091,220
						-------------- --------------
           TOTAL CURRENT LIABILITIES               5,802,217       7,503,311
                                                -------------- --------------

 LONG-TERM DEBT AND CAPITAL LEASE, less portion
  due within one year included in current
  liabilities                                      3,830,100       1,927,321
						-------------- --------------
  DEFERRED INCOME TAXES                            2,213,000       1,810,000
						-------------- --------------
  COMMITMENTS AND CONTINGENCIES (Note 9)                 -              -
						-------------- --------------
  STOCKHOLDERS' EQUITY:
  Common stock, par value $1 per share:
  Authorized and issued 2,500,000 shares           2,500,000       2,500,000
  Additional paid-in capital                          40,455          40,455
  Retained earnings                               16,015,819      15,024,027
                                                 ------------  --------------
                                                  18,556,274      17,564,482
                                                 ------------  --------------
                                                 $30,401,591     $28,805,114
                                                 ============  ==============



















                     See notes to financial statements


                                   II-7                                 -12-








			     STERLING SUGARS, INC.
		  STATEMENTS OF INCOME AND RETAINED EARNINGS

                                                   YEARS ENDED JULY 31,
                                            ----------------------------------
                                              2002        2001        2000
					    ---------- ----------- -----------
 REVENUES:
  Sugar and molasses sales               $42,458,071 $41,911,155 $47,852,707
  Interest earned                              3,908      10,989      39,492
  Mineral leases and royalties               519,857     977,679     267,423
  Gain (loss) on disposition of property
   and equipment                            (217,621)      2,600      35,638
  Other                                    1,702,370   1,564,481   1,763,419
					 ----------- ----------- -----------
                                          44,466,585  44,466,904  49,958,679
					 ----------- ----------- -----------
 COST AND EXPENSES:
  Cost of products sold                   41,228,895  41,878,444  45,958,210
  General and administrative                 959,335   1,026,367   1,164,426
  Interest and loan expenses                 685,800     986,525   1,344,292
					 ----------- ----------- -----------
                                          42,874,030  43,891,336  48,466,928
					 ----------- ----------- -----------
 INCOME BEFORE INCOME TAXES                1,592,555     575,568   1,491,751
 INCOME TAXES                                600,763     211,235     575,748
					 ----------- ----------- -----------
 NET INCOME                                  991,792     364,333     916,003

 RETAINED EARNINGS AT BEGINNING OF YEAR   15,024,027  14,659,694  13,743,691
					 ----------- ----------- -----------
 RETAINED EARNINGS AT END OF YEAR        $16,015,819 $15,024,027 $14,659,694
					 =========== =========== ===========
 WEIGHTED AVERAGE EARNINGS PER
  COMMON SHARE:
   Net income                                   $.40        $.15        $.37
					 ===========  ========== ===========
 CASH DIVIDENDS PAID                            $  0        $  0      $    0
					 =========== =========== ===========

















                        See notes to financial statements

                                    II-8                                -13-







			    STERLING SUGARS, INC.
			  STATEMENTS OF CASH FLOWS

                                                Years Ended July 31,
                                       --------------------------------------
                                            2002         2001        2000
				       ------------ ------------ ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings                           $   991,792  $   364,333  $   916,003
 Adjustments to reconcile net income
  to net cash provided by (used
  in) operating activities:
   Depreciation                           2,043,711    2,251,299    2,316,163
   Deferred income taxes                    379,740       57,260      380,800
   (Gain) loss on dispositions of property
    and equipment                           217,621      ( 2,600)    ( 35,638)
   Changes in operating assets and liabilities:
   (Increase) decrease in accounts
    receivable                             (292,129)     315,996     (719,855)
   (Increase) decrease in inventories    (2,406,962)     (31,434)    ( 89,317)
   (Increase) decrease in prepaid expenses   91,123       45,702      271,917
    Increase (decrease) in accounts payable
     and accrued expenses and due to cane
     growers                                695,836   (1,073,656)    (839,179)
    Decrease in expenditures future crops   379,654         -            -
   Other items - net                        102,230     (180,616)     355,899
					  ----------- ------------ -----------
  NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES                   2,202,616    1,746,284    2,556,793
					 ------------ ------------ -----------
  CASH FLOWS FROM INVESTING ACTIVITIES:
   Increase in notes receivable             (53,817)     (10,980)    (26,868)
   Collection on notes receivable            88,605       88,271      61,021
   Purchases of property, plant and
    equipment                            (1,843,521)  (1,912,005)  (2,511,965)
   Proceeds from dispositions of
    property and equipment                   70,185        2,600         -
   					 ------------  ----------- -----------
  NET CASH (USED IN)
   INVESTING ACTIVITIES                  (1,738,548)  (1,832,114)  (2,477,812)
   					 ------------- ----------- -----------
  CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from short-term notes
    payable and long-term debt            9,179,523    3,999,039      829,531
   Payments on short-term notes
    payable and long-term debt           (9,673,674)  (3,890,760)  (1,355,062)
					 ------------ ------------ -----------
   NET CASH PROVIDED BY
    FINANCING ACTIVITIES                 (  494,151)     108,279   (  525,531)
					 ------------ ------------ -----------
   INCREASE (DECREASE) IN CASH AND
    TEMPORARY CASH INVESTMENTS           (   30,083)      22,449     (446,550)
   CASH AND TEMPORARY CASH INVESTMENTS
    AT BEGINNING OF YEAR                     33,949       11,500      458,050
					  ----------- ----------- -----------
    (Continued)


                                      II-9                                -14-







			       STERLING SUGARS, INC.
			     STATEMENTS OF CASH FLOWS

                                                 Years Ended July 31,
					  ------------------------------------
                                             2002         2001        2000
					  ------------ ----------- -----------
  CASH AND TEMPORARY CASH INVESTMENTS
   AT END OF YEAR                         $     3,866 $   33,949   $   11,500
					  ============ =========== ===========

  SUPPLEMENTAL INFORMATION REGARDING
   CASH FLOWS:
   INTEREST PAID                          $  722,519  $  972,274   $1,328,400
					  ============ ============ ==========

  INCOME TAXES PAID                       $  132,591  $  177,043   $  214,823
					  ============ ============ ===========





































                          See notes to financial statements

                                      II-10                              -15-








			      STERLING SUGARS, INC.
			  NOTES TO FINANCIAL STATEMENTS
                    YEARS ENDED JULY 31, 2002, 2001 AND 2000


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







 3. NOTES PAYABLE

      The Company had $3,512,000 short-term outstanding notes payable at July 31, 2002 and $2,446,615 short-term notes payable outstanding at July 31, 2001.

      The maximum aggregate short-term borrowings outstanding were $32,005,668 in 2002, $29,417,000 in 2001 and $42,448,175 in 2000. The average aggregate amount of short-term borrowings and the weighted average interest rate was approximately $6,942,653 and 4.41% in 2002, $4,734,800 and 7.35% in 2001,
 and $8,393,220 and 7.24% in 2000. Short-term borrowings occur primarily during the months of September through January.

 4. LONG-TERM DEBT AND CAPITAL LEASE
     Long-term debt at July 31, 2002 and 2001 consisted
     of the following:
                                                        2002        2001
						    -----------  -----------
     8.50% mortgage note collateralized by first
     mortgage on approximately 10,186 acres of
     land owned by the Company; payable in
     semi-annual payments of $194,240, including
     interest with the balance of $3,360,000 due
     January 1, 2002.                                      -     $ 3,363,888

     7.00% mortgage note collateralized by
     substantially all assets of the Company;
     payable in semi-annual payments of
     $275,000, interest payable quarterly, with the
     unpaid balance due December, 31, 2006.            4,380,100   2,496,843

     7.90% note collateralized by equipment payable
     in two annual installments of $46,373 including
     interest beginning September 6, 2001                 41,405      82,810

     Non-interest bearing unsecured note payable due
     in 4 annual installments of $37,500 each.            37,500      75,000
                                                     ------------ ------------
                                                    $  4,459,005 $ 6,018,541
     Less portion due within one year                   (628,905)( 4,091,220)
						    ------------ -------------
                                                    $  3,830,100 $ 1,927,321
						    ============ =============

     The aggregate annual principal payments applicable to these notes and capital leases are payable as follows:

       Year ended July 31, 2003           $    628,905
       Year ended July 31, 2004                550,000
       Year ended July 31, 2005                550,000
       Year ended July 31, 2006                550,000
       Year ended July 31, 2007                550,000
       Thereafter                            1,630,100
					  -------------
                                          $  4,459,005
					  =============

                                   II-12                                 -17-








     The Company has a line of credit of $12,000,000 with a bank.
     At July 31, 2002, the Company was in compliance with all debt covenants relating to the line of credit.

  5. INCOME TAXES

    Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's net deferred tax liability as of July 31, 2001 and 2000 are as follows:

                                                        2002         2001
						   ------------ ------------
    Deferred tax assets:
       Tax credit carryforwards                     $  153,920   $   195,033
       Operating loss carryovers                       357,939       729,440
       Other                                             3,141        66,527
                                                   ------------ -------------
        Total                                          515,000       991,000

    Deferred tax liabilities:
       Differences between book and tax basis of
       property                                     (2,394,000)   (2,444,000)
						   ------------ -------------

       Net                                         $(1,879,000)  $(1,453,000)
						   ============ =============
   The foregoing net amounts were included in the accompanying balance sheet as follows:
                                                          2002       2001
						       --------- -----------
   Deferred tax assets - Current                    $   334,000 $   357,000
   Deferred tax liability - Non-current              (2,213,000) (1,810,000)
                                                    ------------ -----------
   Net                                              $(1,879,000)$(1,453,000)
                                                    ============ ===========

   There was no valuation allowance required at July 31, 2002 and 2001.

   Income taxes (benefits) consist of the following components:

                                                2002      2001        2000
					    ---------- ---------- -----------
   Current tax liability                    $  174,763 $  138,235 $  194,948
   Deferred                                    426,000     73,000    380,800
					    ---------- ---------- -----------
                                            $  600,763 $  211,235 $  575,748
					    ========== ========== ===========

   State income taxes included in income tax expense amounted to approximately $78,550 in 2002, $12,000 in 2001, and $600 in 2000.





                                   II-13                                  -18-







   Deferred income taxes relate primarily to the following items:

                                                 2002      2001        2000
					    ----------- ---------- -----------
   Depreciation                             $  426,000 $   72,760      60,803
   Gain on sale of assets                         -          _        113,800
   Net operating loss carryforward                -          _        182,300
   Other                                          _           240      23,897
					    ----------- ---------- ------------
                                            $  426,000 $   73,000  $  380,800
					    =========== ========== ============

   Income taxes as a percentage of pretax earnings vary from the effective Federal statutory rate of 34%. The reasons for these differences are shown below:
                                          2002        2001          2000
                                      ------------ ------------ ---------------
                                        Amount  %   Amount    %    Amount   %
                                     ------------- ------------ ---------------
   Income taxes at statutory
    rate of pretax earnings          $  522,212 34 $  195,693 34 $  507,195 34
   Increase (decrease) in taxes
    resulting from:
     State income taxes                  78,551  5     12,000  1     23,907  2
     Other items - net                        0  0      3,542  0     44,646  3
                                     ------------- ------------- --------------
   Actual income taxes               $  600,763 39 $  211,235 35 $  575,748 39
                                     ============= ============= =============

   At July 31, 2002 the Company had alternative minimum tax credit carryforwards of approximately $183,887 available to reduce future income taxes payable under certain circumstances. The alternative minimum tax credit carryover period is unlimited. The Company had a net operating loss carryover of approximately $1,030,009 which can be utilized ratably over the next five years and provides for a maximum carryover period of fifteen years.

 6. RETIREMENT PLAN
   The Company has a defined benefit non-contributory retirement plan in force covering eligible salaried and factory hourly employees. The Company's current policy is to contribute annually the amount that can be deducted for federal income tax purposes. The benefits are based upon years of service and employee's compensation during the best five years of employment. The total pension expense for the years ended July 31, 2002, 2001 and 2000 was $70,031, $83,841, and $61,588, respectively.













                                   II-14                                 -19-







   Data relative to the Plan were as follows (in thousands):
                                                             July 31,
						       ---------------------
                                                          2002       2001
						       ---------  ---------
   Actuarial present value of benefit obligations:
     Vested benefit obligation                         $   1,316  $  1,370
                                                       ========== =========
     Projected benefit obligation for service rendered
      to date                                          $  (1,697) $ (1,721)
     Plan assets at fair value                             1,581     1,533
                                                       ---------- ---------
     Plan assets in excess of projected benefit
      obligation                                            (116)     (188)
     Remaining unrecognized portion of net assets at
      February 1, 1987                                        16        23
     Unrecognized net loss from past experience
      different from that assumed                             74       136
							---------- --------
     Prepaid pension cost included in other assets      $    (26) $    (29)
							========== ========

   The net pension expense for 2002, 2001 and 2000 included the following (income) expense components:
                                                        2002     2001    2000
                                                     --------- ------- -------
   Service cost - benefits earned during the period  $    78  $   79   $   67
   Interest cost on projected benefit obligation         110     111      105
   Actual return on plan assets                         ( 97)   (106)    (118)
   Net amortization and deferrals                       ( 10)    (10)     (10)
   						     --------- ------- -------
   NET PENSION EXPENSE                               $    81  $   74   $   44
						     ========= ======= =======

   The discount rate used in determining the actuarial present value of the projected benefit obligation was 7.0% in 2002, 7.0% in 2001 and 6.5% in 2000. The projected rate of increase in future compensation levels used was 5.5% in 2002, 5.5% in 2001 and 5.0% in 2000. The expected rate of return on plan assets was 7.0% in 2002 and 7.5% in 2001 and 8% in 2000. The plan's assets consist primarily of deposits in the general funds of an insurance company.

7. EMPLOYEE SAVINGS PLAN

   The Company established, effective February 1, 1992, an Employee Savings Plan under Section 401(k) of the Internal Revenue Code. The Plan, which covers eligible salaried and factory hourly employees, provides that the Company match up to 50% of the first 6% of employee contributions. The Company's contribution for the years ended July 31, 2002, 2001 and 2000 was $42,694, $47,221 and $41,000, respectively.








                                   II-15                                -20-







8. REVENUES

   Sugar and molasses sales are comprised of the following:
                                               2002       2001        2000
					   ----------- ----------- -----------
   Sugar                                  $40,405,488  $40,078,858 $47,085,398
   Molasses                                 2,052,583    1,832,297     767,309
                                           ----------- ----------- -----------
                                          $42,458,071  $41,911,155 $47,852,707
                                          ============ =========== ===========

   Sugar sales to individual major customers were $23,699,550, $10,663,573 and $5,866,641 in 2002, $19,938,610, $4,665,396 and $15,474,852 in 2001,
   $16,285,671, $24,095,486 and $6,704,241 in 2000.

   Income from mineral leases and royalties is comprised of the following:

                                                  2002     2001      2000
                                               --------- --------  ---------
   Oil and gas royalties                       $485,186  $947,258  $181,095
   Mineral leases                                34,671    30,421    86,329
   					       --------- --------  ---------
                                               $519,857  $977,679  $267,424
					       ========= ========  =========

   A new well was discovered on Company property and production began on May 3, 2000. The Company's share of production from the well as of July 31, 2002 was $472,462. Production from the well has declined substantially from the approximately $933,000 collected for the year ended July 31,
   2001.   Oil and gas royalties consist entirely of landowners overrides which management considers incidental to the operations of the Company. Reserve information relating to production has not been made available to the Company.

   Other income is comprised of the following:
                                                 2002      2001      2000
                                              --------- ---------  ---------
   Rental property                           $1,259,683 $1,380,135 $1,528,422
   Other                                        442,687    184,346    234,997
                                              --------- ---------- ----------
                                             $1,702,370 $1,564,481 $1,763,419
                                             ========== ========== ==========

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



                                   II-16                                -21-







10. RELATED PARTIES

   During the years ended July 31, 2002, 2001 and 2000 the Company was involved in the following related party transactions:

   The Company reimbursed M. A. Patout & Son, Ltd. certain expenses paid by them on behalf of the Company. Reimbursements were $40,466 in 2002, $436,951 in 2001 and $89,740 in 2000.

    VALUE OF FINANCIAL INSTRUMENTS

   Estimated fair value of the Company's financial instruments were as follows (in thousands):
                                            July 31, 2002    July 31, 2001
                                           ---------------   ---------------
					   Carrying  Fair    Carrying Fair
					     value   value    value   value
					   --------- -----   -------- ------
    Cash and cash equivalents             $     4        4      34  $    34
    Accounts receivable                     1,282    1,282     989      989
    Notes receivable                          376      295     411      307
    Short-term debt                         3,512    3,512   2,446    2,446
    Accounts payable                          804      804     965      965
    Due to growers                            857      857      -        -
    Long-term debt (including current
      portion)                              4,459    4,459   6,019    6,019

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

9. ITEM 9 -CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None
















                                     II-17                                -22-






				   PART III

ITEM 10-DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding directors required under this item is contained in the registrant's Proxy Statement dated November 7, 2002 under the captions "Election of Directors" and "Information Concerning Management-Business Experience of Directors," incorporated herein by reference.

     The following table sets forth information concerning the Company's executive officers, including their principal occupation for the past five years and all positions and offices held with the Company by such executive officers. The term of each of the below named executive officers, elected November 29, 2001, expires on November 28, 2002, or when their successors have been chosen.

            NAME             CAPACITY                               AGE
      ----------------------------------------------------------------------
      Craig P. Caillier      President and CEO February 2,
			     1996 to present; Senior Vice
			     President and General Manager
                             January 1994 - February 1, 1996.        40

      Stanley H. Pipes       Vice President from 1977 until August
			     1989; Senior Vice President from
			     August 1989 until January 1994; Vice
			     President since that date; Treasurer
                             since 1971.                             67

 Information required under this item as respects compliance with Section 16
 (a) of the Securities Exchange Act of 1934 is contained in the registrant's Proxy Statement dated November 7, 2002 under the caption "Information Concerning Management-Certain Transactions," incorporated herein by reference.

ITEM 11-EXECUTIVE COMPENSATION

 Information required under this item is contained in the registrant's Proxy Statement dated November 7, 2002 under the caption "Information Concerning Management-Executive Compensation," incorporated herein by reference.

ITEM 12-SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

 Information required under this item is contained in the registrant's Proxy Statement dated November 7, 2002 under the captions "Voting Securities and Principal Holders Thereof" and "Election of Directors," incorporated herein by reference.












                                    III-1                                 -23-






ITEM 13-CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

 Information required under this item is contained in the registrant's Proxy Statement dated November 7, 2002 under the caption "Information Concerning Management-Certain Transactions," incorporated herein by reference.






















































                                    III-2                                 -24-






				    FORM 10-K

				     PART IV

ITEM 14-EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8K

 (a) 1. Financial Statements

	The following financial statements of Sterling Sugars, Inc. are included in Part II, Item 8:

         Independent Auditors Report (Fiscal Years 2002 and 2001)

         Balance Sheets as of July 31, 2002 and 2001

	 Statements of Income and Retained Earnings for years ended
          July 31, 2002, 2001, and 2000

         Statements of Cash Flows for years ended July 31, 2002,
         2001, and 2000

	 Notes to Financial Statements

 (a) 2. Financial Statement Schedules

	  Not Applicable

 All schedules are omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.





























                                      IV-1                              -25-






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
	       (gg) Agricultural lease-Theodore Broussard           (o)
	       (hh) Agricultural lease-Kevin Breaux                 (o)
	       (ii) Agricultural lease-Sun Operating Limited P.     (o)











                                      IV-2                             -26-






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
              (ccc) Agricultural lease - Ellender Farms               (s)
              (ddd) Agricultural lease - Gravois Farms                (s)


                                                                     Page

    (11)    Computation of earnings per share                        (33)

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

  (b) Incorporated by reference from registrant's Form 10-K for the fiscal year ended January 31, 1981.*

  (c) Incorporated by reference from registrant's Form 10-K for the fiscal year ended January 31, 1982.*

  (e) Incorporated by reference from registrant's Form 10-K for the fiscal year ended January 31, 1984.*

  (f) Incorporated by reference from registrant's Form 10-K for the fiscal year ended January 31, 1986.*

  (g) Incorporated by reference from registrant's Form 10-K for the fiscal year ended January 31, 1987.*

  (i) Incorporated by reference from registrant's Form 10-K for the fiscal year ended January 31, 1989.*

  (j) Incorporated by reference from registrant's Form 10-K for the fiscal year ended January 31, 1990.*



                                       IV-3                               -27-






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

  (n) Incorporated by reference from registrant's Form 10-K for the fiscal year ended January 31, 1994.*

  (o) Incorporated by reference from registrant's Form 10-K for the fiscal year ended January 31, 1995*

  (p) Incorporated by reference from registrant's Form 10-K for the fiscal year ended January 31, 1996*

  (q) Incorporated by reference from registrant's Form 10-K for the fiscal year ended January 31, 1997*

  (r) Incorporated by reference from registrant's Form 10-K for the fiscal year ended January 31, 1998*

  (s) Incorporated by reference from registrant's Transition Form 10-K for the six months ended July 31, 1998*

      * Commission File Number 0-1287






























                                        IV-4                              -28-






 				  Signatures

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

						STERLING SUGARS, INC.

    Date October 18, 2002                       BY /s/ Craig P. Caillier
    ---------------------                       ------------------------
						   Craig P. Caillier
						   President & CEO

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, which includes the Chief Executive Officer, the Chief Financial and Accounting Officer and a majority of the Board of Directors, on behalf of the Registrant and in the capacities and on the dates indicated:

  /s/ Craig P. Caillier         President & CEO and         October 18, 2002
  ---------------------         Director
       Craig P. Callier

  /s/ Stanley H. Pipes          Vice President & Treasurer
  ----------------------        (Principal Financial and
       Stanley H. Pipes         Accounting Officer)         October 18, 2002

  /s/ Bernard E. Boudreaux      Chairman of Board           October 18, 2002
  ------------------------
       Bernard E. Boudreaux

  /s/ Mark Patout               Director                    October 18, 2002
  ------------------------
       Mark Patout

  /s/ Peter V. Guarisco         Director                    October 18, 2002
  ------------------------
       Peter V. Guarisco

  /s/ J. Patout Burns, Jr.      Director                    October 18, 2002
  ----------------------
       J. Patout Burns, Jr.

  /s/ Victor Guarisco, II       Director                    October 18, 2002
  -----------------------
       Victor Guarisco, II

  /s/ Edwin Patout              Director                    October 18, 2002
  -----------------------
       Edwin Patout









                                       IV-5                            -29-






                                CERTIFICATIONS

 I, Craig P. Caillier, certify that:
  1. I have reviewed this annual report on Form 10-K of Sterling Sugars, Inc.;
  2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
  3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

 Date: October 22, 2002
       ----------------
 /s/ Craig P. Caillier
 ----------------------
 Craig P. Caillier
 President and Chief Executive Officer


 I, Stanley H. Pipes, certify that:
   1. I have reviewed this annual report on Form 10-K of Sterling Sugars, Inc.;
   2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
   3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report.

  Date: October 22, 2002
        ----------------

        /s/ Stanley H. Pipes
        --------------------
        Stanley H. Pipes
        Vice President and Treasurer
       (Principal Financial and Accounting Officer)















                                     IV-6                               -30-






                          CERTIFICATION PURSUANT TO
                           18 U.S.C. SECTION 1350,
                           AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

       In connection with the Annual Report of Sterling Sugars, Inc.
  (the "Company") on Form 10-K for the fiscal year ending July 31, 2002 as filed with the Securities and Exchange Commission on the date hereof
  (the "Report"), I, Craig P. Caillier, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

       (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

       (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                       /s/ Craig P. Caillier
  Date: October 22, 2002               ---------------------
                                       Craig P. Caillier
                                       President and Chief Executive Officer

                         CERTIFICATION PURSUANT TO
                          18 U.S.C. SECTION 1350,
                          AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

       In connection with the Annual Report of Sterling Sugars, Inc.
 (the "Company") on Form 10-K for the fiscal year ending July 31, 2002 as filed with the Securities and Exchange Commission on the date hereof
 (the "Report"), I, Stanley H. Pipes, Vice President & Treasurer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

       (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

       (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

 Date: October 22, 2002                      /s/ Stanley H. Pipes
       ----------------                          -----------------
                                             Stanley H. Pipes
                                             Vice President & Treasurer











                                     IV-7                              -31-






				 INDEX TO EXHIBITS

       (10) Material Contracts

            None


       (11) Computation of Earnings per Common Share                 (33)



















































                                     IV-8                              -32-






				STERLING SUGARS, INC.
                          COMPUTATION OF EARNINGS PER SHARE

                                                   Years Ended July 31,
                                            ---------------------------------
                                               2002       2001        2000
                                            ---------------------------------
 Primary
  Income                                    $ 991,792  $ 364,333   $  916,003
                                            ========== =========== ===========


 Shares
  Weighted average number of common
  shares outstanding                         2,500,000   2,500,000  2,500,000
					    ---------- ----------- ----------
  Primary earnings per share                      $.40        $.15       $.37
                                            ========== =========== ==========







































                                     IV-9                               -33-