Form 10-Q
period 2002-10-31
STERLING SUGARS INC
filed 2002-12-13
CIK 94185

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                                   FORM 10-Q

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended October 31, 2002

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

        YES X  NO

        There were 2,500,000 common shares outstanding at November 29, 2002.


                                                  Total number of pages   18



                                                                           -1-

                           STERLING SUGARS, INC.

                                 I N D E X

                                                                  PAGE
                                                                 NUMBER
        PART I:  FINANCIAL INFORMATION:

         ITEM 1. FINANCIAL STATEMENTS

                 Condensed balance sheets October 31, 2002
                 (unaudited) and July 31, 2002                     I-1

                 Statements of earnings and retained earnings
                 Three months ended October 31, 2002
                 (unaudited) and 2001 (unaudited)                  I-2

                 Statements of cash flows
                 Three months ended October 31, 2002
                 (unaudited) and 2001 (unaudited)                  I-3

                 Notes to condensed financial statements
                 Three months ended October 31, 2002 and 2001      I-5



         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS     I-6

         ITEM 4. CONTROLS AND PROCEDURES                           I-9

        PART II. OTHER INFORMATION:

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8K                  II-1
























                                                                          -2-


                           STERLING SUGARS, INC.
                          CONDENSED BALANCE SHEETS

                                                  October 31,    July 31,
                                                     2002          2002
                                                   UNAUDITED       NOTE
     ASSETS:                                    ---------------------------
      CURRENT ASSETS:
         Cash and short-term investments         $   (50,620) $      3,866
         Accounts receivable                       6,592,559     1,281,542
         Inventories at lower of cost or market    1,441,829     3,167,609
         Deferred income taxes                       334,000       334,000
         Other current assets                        415,506       380,301
                                                ------------- -------------
            TOTAL CURRENT ASSETS                $  8,733,274  $  5,167,318
                                                ------------- -------------
       Property, plant and equipment - net      $ 23,989,288  $ 24,041,961
                                                ------------- -------------
       Expenditures for future crops            $    759,309  $    759,309
                                                ------------- -------------
       Notes receivable - No allowance for
        doubtful accounts considered necessary  $    369,408  $    376,082
                                                ------------- -------------
       Other assets                             $     47,463  $     56,921
                                                ------------- -------------
                                                $ 33,898,742  $ 30,401,591
                                                ============= =============
     LIABILITIES AND STOCKHOLDERS' EQUITY:
      CURRENT LIABILITIES:
        Notes Payable                           $  6,719,000  $  3,512,000
        Accounts payable and accrued expenses        589,171       803,887
        Due cane growers                           2,440,050       857,425
        Current portion long-term debt               550,000       628,905
                                                ------------- -------------
            TOTAL CURRENT LIABILITIES           $ 10,298,221  $  5,802,217
                                                ------------- -------------
       Long-term debt                           $  3,899,436  $  3,830,100
                                                ------------- -------------
       Deferred income taxes                    $  2,213,000  $  2,213,000
                                                ------------- -------------

     STOCKHOLDERS' EQUITY:
        Common stock                            $  2,500,000  $  2,500,000
        Additional paid in capital                    40,455        40,455
        Retained earnings                         14,947,630    16,015,819
                                                ------------- -------------
                                                $ 17,488,085  $ 18,556,274
                                                ------------- -------------
                                                $ 33,898,742  $ 30,401,591
                                                ============= =============

       NOTE: The balance sheet at July 31, 2002 has been taken from the audited financial statements at that date and condensed.

                   See notes to condensed financial statements


                                      I-1                                -3-

                              STERLING SUGARS, INC.
                 STATEMENT OF EARNINGS AND RETAINED EARNINGS
                                 (UNAUDITED)

                                              THREE MONTHS ENDED OCTOBER 31
                                              -----------------------------
                                                      2002         2001
                                                     ------       ------
                                                  (Unaudited)   (Unaudited)
        REVENUES:

         Sugar and molasses sales                $  8,440,926  $ 8,450,605
         Interest earned                                  781        1,728
         Mineral leases and royalties                  86,274      126,298
         Other                                        438,370      623,758
                                                 ------------  ------------
                                                 $  8,966,351  $ 9,202,389
                                                 ------------  ------------

        COSTS AND EXPENSES:

         Cost of products sold                   $ 10,348,164  $ 8,873,540
         General and administrative                   259,767      224,373
         Interest expense                              81,306      168,425
                                                 ------------  ------------
                                                 $ 10,689,237  $ 9,266,338
                                                 ------------  ------------

        NET EARNINGSS (LOSS) BEFORE INCOME TAXES $ (1,722,886) $   (63,949)
        INCOME TAX EXPENSE (CREDIT)                  (654,697)     (23,661)
                                                 ------------  ------------
        NET EARNINGS (LOSS)                      $ (1,068,189) $   (40,288)

        RETAINED EARNINGS AT BEGINNING OF PERIOD   16,015,819   15,024,027
                                                 ------------  ------------
        RETAINED EARNINGS AT END OF PERIOD       $ 14,947,630  $14,983,739
                                                 ============  ============

        NET EARNINGS (LOSS) PER SHARE            $       -     $      -
                                                 ============  ============













                    See notes to condensed financial statements




                                      I-2                                 -4-

                             STERLING SUGARS, INC.
                           STATEMENT OF CASH FLOWS

                                                THREE MONTHS ENDED OCTOBER 31
                                                -----------------------------
                                                         2002         2001
                                                        ------       ------
                                                      (Unaudited) (Unaudited)
   OPERATING ACTIVITIES:
    Net earnings (Loss)                            $ (1,068,189) $   (40,288)
    Adjustments to reconcile net earnings to net
     cash provided by (used in) operating
     activities:
     Depreciation                                       493,018      562,825
    Changes in operating assets and liabilities:
     Increase in accounts receivable                 (5,311,017)  (3,988,801)
     (Increase) decrease in inventories               1,725,780   (6,424,192)
     Increase (decrease) in other current assets         35,205      (47,953)
     Increase in accounts payable, accrued expenses
      and due cane growers                            1,367,909    4,081,146
     Other items - net                                 (175,073)      15,558
                                                   ------------- ------------
    Net cash used in operating activities          $ (2,932,367) $(5,841,705)
                                                   ------------- ------------
    INVESTING ACTIVITIES:
     Purchase of property, plant and equipment     $   (444,551) $  (240,936)
     Proceeds from sale of land                         110,000       61,273
                                                   ------------- ------------
     Net cash used in investing activities         $   (334,551) $  (179,663)
                                                   ------------- ------------
    FINANCING ACTIVITIES:
     Proceeds from short-term debt                 $  7,163,200  $10,119,000
     Payments on short-term debt                     (3,941,200)  (3,977,615)
     Proceeds from long-term debt                       244,140         -
     Payments on long-term debt                      (  253,708)  (  196,015)
                                                   ------------- ------------
     Net cash provided by (used in) financing
       activities                                  $  3,212,432  $ 5,945,370
                                                   ------------- ------------

    Increase (decrease) in cash and temporary
     investments                                   $    (54,486) $   (75,998)
    Cash and temporary investments at the
     beginning of the period                              3,866       33,949
                                                   ------------- ------------
    Cash and temporary investments at the
     end of the period                             $    (50,620) $   (42,049)
                                                    ============ ============
    Continued


                   See notes to condensed financial statements






                                       I-3                                 -5-

                            STERLING SUGARS, INC.
                           STATEMENT OF CASH FLOWS
                                (CONTINUED)

                                            THREE MONTHS ENDED OCTOBER 31
                                            ------------------------------
                                                   2002        2001
                                                 --------    ---------
                                                (Unaudited)  (Unaudited)

      Supplemental information:

         Interest paid                           $   30,724  $  107,515
                                                 =========== ===========
         Income taxes paid                       $     -     $    4,170
                                                 =========== ===========










































                                       I-4                               -6-


                            STERLING SUGARS, INC.
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                 THREE MONTHS ENDED OCTOBER 31, 2002 AND 2001
                                 (UNAUDITED)


        A. CONDENSED FINANCIAL STATEMENTS:

             The condensed balance sheet as of October 31, 2002, the statements of earnings and retained earnings for the three months ending October 31, 2002 and 2001, and the condensed statements of cash flows for the three month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at October 31, 2002 and for all periods presented have been made.

             Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the July 31, 2002 annual report to stockholders and the Form 10-K filed with the Securities and Exchange Commission on October 28, 2002. The results of operations for the period ending October 31, 2002 are not necessarily indicative of the operating results for the full year.





























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

  Results of Operations:
  ----------------------

   General Information:
   --------------------
          Tropical Storm Isidore and Hurricane Lili passed through this area in late September and early October, respectively. The resulting damage to the cane crop delayed the start of harvesting and grinding until October 10, 2002. Additionally, this area has experienced above average rainfall since the crop started. These factors have reduced sugar yields to 166.4 pounds of raw sugar per ton of cane on October 31, 2002 compared to yields of 194.3 and 196.9 pounds for the periods ended October 31, 2001 and 2000, respectively. As of December 4, 2002, yields had increased to 177.2 pounds per ton but still well below the previous two years. Assuming the pounds of raw sugar per ton of cane stays at the current level of 177.2, such a reduction in yields would have a substantial negative impact on the Company's bottom line. The Company expects to grind approximately 1,000,000 tons of sugarcane compared to 1,027,182 and 1,063,646 for the previous two years. The inclement weather has increased lost time percent and average tons ground for the current crop. Lost time percent is 8.86 percent for the current crop compared to 4.72 percent and 5.91 percent for the previous two years. Average tons ground per crop day was 9,392 at October 31, 2002 compared to 10,617 and 10,299 for the previous two years.
          The raw sugar price has increased compared to the previous two
     years.   The basis price paid to farmers for the 2001, 2000 and 1999
     $20.24 cents per pound, $18.40, $18.65, respectively. The price for the current year (2002 crop) is expected to be approximately the same as paid for the 2001 crop.




                                       I-6                                -8-

     Sugar and Molasses Sales:
     -------------------------

          Sugar and molasses sales for the three months ended October 31, 2002 and 2001 were as follows:
                                                2002         2001
                                               ------       ------
              Raw sugar sales              $ 8,281,411   $ 7,770,259
              Molasses sales                   159,515       680,346
                                           ------------ -------------
                                           $ 8,440,926   $ 8,450,605
                                           ============ =============


          As of October 31, 2002, the Company had shipped 15,333 tons of raw sugar compared to 18,886 tons shipped as of October 31, 2001. It should be noted that 9,079 tons of raw sugar was shipped in August, 2002, from the 2001 crop which explains the increased sales over last year for the same period. Shipments of raw sugar are dictated by the refiners based on their needs and production schedules.

          Molasses production is down to 4.99 gallons per ton of sugarcane ground for the quarter ended October 31, 2002 compared to 5.92 gallons per ton for the same period last year. The price of molasses decreased to $60 per ton compared to $68.50 per ton in 2001. Shipments of molasses as of October 31, 2002 were 3,057 tons compared to 9,932 tons for the same period last year. The late grinding start and lower yields contributed to the lesser sales and tonnage shipped as of October 31, 2002.

     Interest Earned:
     ----------------

         Interest earned was $781 for the three months ending October 31, 2002 compared to $1,728 for the same period last year.

     Mineral Leases and Royalties:
     -----------------------------

          Mineral leases and royalties were $86,274 for the three months ended October 31, 2002 compared to $126,298 for the three months ended
     October 31, 2001.   There were no new oil and gas leases granted for
     the three month period ended October 31, 2001. In May, 2000, a well was completed on Company property and at that time was producing approximately 265 barrels of oil per day and 18,500 MCF of gas. Production from the well has been fairly steady but the price of oil and gas has decreased which resulted in the lower royalties for the current three month period. Proceeds from this well are being used to pay down the Company's long-term debt.

     Other Revenues:
     ---------------

          Other revenues consist mainly of miscellaneous income and cane land rentals. Cane land rentals for the three months ended October 31, 2002 were $315,121 compared to $511,013 for the same period in the prior year. The decrease in cane rental income is primarily because of

                                      I-7                                 -9-


     the lower tonnage processed and lower sugar yields as of October 31, 2002 compared to the same period last year. Also included in other revenues is a gain on the sale of 1.955 acres of land in LaFourche Parish on October 24, 2002. The land was sold for $110,000 and resulted in a gain of $107,383.

     Cost of Products Sold:
     ----------------------

          Cost of products sold increased to $10,148,364 for the three month period ending October 31, 2002 from $8,873,540 for the three months ended October 31, 2001. Costs relating to sales are charged to cost of products sold. Although sugar and molasses sales are about the same for the quarter ended October 31, 2002 and 2001, cost of products sold increased by $1,474,624 principally because of the two storms noted previously under "General Information" and above average rainfall experienced since the start of the 2002 crop.

     General and Administrative Expenses:
     ------------------------------------

          General and administrative expenses were $259,767 for the current period and $224,373 for the same period last year.

     Interest Expense:
     -----------------

          Interest expense decreased to $81,306 for the three months ended October 31, 2002 from $168,425 for the three months ended October 31, 2001. The decrease is mostly attributable to lower interest rates. The interest rate for short-term borrowings at October 31, 2002 was 4% compared to 4.50% at October 31, 2001.


     Income Taxes:
     -------------

          The income tax credit for the three month periods ending October 31, 2002 and 2001 were recorded at the statutory rate of 38 percent which reflects the 34 percent federal corporate rate plus 4 percent state income taxes.

     Liquidity and Capital Resources:
     --------------------------------

          At October 31, 2002, the Company had negative working capital of $1,564,947 compared to negative working capital of $4,765,664 at October 31, 2001. Working capital ratios were .85:1 and .73:1 respectively.
     The calculation of the current ratio for October 31, 2001 includes $3,363,888 in the current portion of long-term debt due in January
     2002. In anticipation of this payment, the Company used the proceeds from oil royalties to pay down its long-term debt. In January 2002, the Company paid off the balance of the note by refinancing the remaining balance with a bank. The Company continues to use the proceeds from its oil and gas royalties to pay down long-term debt.


                                      I-8                               -10-

          Typically, the Company begins short-term borrowing during the idle season to finance company operations and capital additions. At July 31, 2002, short-term debt outstanding was $3,512,000 and at October 31, 2002 short-term debt had increased to $6,719,000. At July 31, 2001, short-term debt was $2,446,615 and had increased to $8,588,000 by October 31, 2001. The Company has a $12,000,000 line of credit with a bank.

     Item 4. Disclosure Controls

          Our principal executive officer and principal accounting officer have evaluated our disclosure controls and procedures within 90 days prior to the date of filing of this Quarterly Report on Form 10-Q for the period ending October 31, 2002. They believe that our current internal controls and procedures are effective and designed to ensure that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the appropriate time periods specified by the SEC, and that such information is accumulated and communicated to our principal executive officer and principal accounting officer as appropriate to allow timely decisions to be made regarding required disclosure. Subsequent to the date of the evaluation, there were no significant corrective actions taken by us or other changes made to these internal controls. Management does not believe there were changes in other factors that could significantly affect these controls subsequent to the date of the evaluation.


































                                   I-9                                 -11-

      PART II - OTHER INFORMATION

         ITEM 6  - EXHIBITS AND REPORTS ON FORM 8K
                   (a) Exhibits
                       Exhibit   Description                          Page
                       ----------------------------------------------------
                       99.1      Section 906 Certification of Chief    18
                                  Executive Officer
                       99.2      Section 906 Certification of Chief    18
                                  Financial Officer


                   (b) Reports on Form 8K
                       No reports on Form 8-K have been filed for the period.












































                                  II-1                                -12-

                                  SIGNATURES



        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             STERLING SUGARS, INC.
                                             ---------------------
                                                 (REGISTRANT)


     DATE   December 13, 2002                By /s/ Craig P. Caillier
         ---------------------------         ------------------------
                                              CRAIG P. CAILLIER
                                              PRESIDENT AND CEO




    DATE    December 13, 2002                By /s/ Stanley H. Pipes
        ----------------------------         -------------------------
                                              STANLEY H. PIPES
                                              VICE PRESIDENT AND TREASURER






























                                     II-2                                -13-


                                 CERTIFICATIONS

    I, Craig P. Caillier, certify that:

    1. I have reviewed this quarterly report on Form 10-Q of Sterling Sugars, Inc.;

    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures
       (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and





                                     II-3                                -14-


    6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


    Date: December 13, 2002
          -----------------
    /s/ Craig P. Caillier
    -----------------------
    Craig P. Caillier
    President











































                                     II-4                                -15-


                                 CERTIFICATIONS

    I, Stanley H. Pipes, certify that:

    1. I have reviewed this quarterly report on Form 10-Q of Sterling Sugars, Inc.;

    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures
       (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and





                                     II-5                               -16-


    6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


    Date: December 13, 2002
          -----------------


    /s/ Stanley H. Pipes
    --------------------
    Stanley H. Pipes
    Vice President & Treasurer









































                                     II-6                               -17-

Exhibit 99.1

                          CERTIFICATION PURSUANT TO
                           18 U.S.C. SECTION 1350,
                           AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

       In connection with the Quarterly Report of Sterling Sugars, Inc.
  (the "Company") on Form 10-Q for the three months ending October 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Craig P. Caillier, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to my knowledge that:

       (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

       (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                       /s/ Craig P. Caillier
  Date: December 13, 2002               ---------------------
        -----------------              Craig P. Caillier
                                       President and Chief Executive Officer
Exhibit 99.2

                         CERTIFICATION PURSUANT TO
                          18 U.S.C. SECTION 1350,
                          AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

       In connection with the Quarterly Report of Sterling Sugars, Inc.
 (the "Company") on Form 10-Q for the three months ending October 31, 2002 as filed with the Securities and Exchange Commission on the date hereof
 (the "Report"), I, Stanley H. Pipes, Vice President & Treasurer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to my knowledge that:

       (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

       (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

 Date: December 13, 2002                      /s/ Stanley H. Pipes
       -----------------                         -----------------
                                             Stanley H. Pipes
                                             Vice President & Treasurer






                                     II-4                              -18-