Form 10-Q
period 2003-01-31
STERLING SUGARS INC
filed 2003-03-14
CIK 94185

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                                   FORM 10-Q

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended January 31, 2003

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

        Indicate by check mark whether the registrant is an accelerated filer
        (as defined in Rule 126-2 of the Exchange Act).  Yes    No X

        There were 2,500,000 common shares outstanding at March 5, 2003.


                                                  Total number of pages  -18-


                                                                          -1-




                            STERLING SUGARS, INC.

                                 I N D E X

                                                                  PAGE
                                                                 NUMBER
        PART I:  FINANCIAL INFORMATION:

         ITEM 1. FINANCIAL STATEMENTS

                 Condensed balance sheets January 31, 2003
                 (unaudited) and July 31, 2002                     I-1

                 Statements of earnings and retained earnings
                 Six months ended January 31, 2003 (unaudited)
                 and 2002 (unaudited)                              I-2

                 Statements of earnings and retained earnings
                 Three months ended January 31, 2003 (unaudited)
                 and 2002 (unaudited)                              I-3

                 Statements of cash flows
                 Six months ended January 31, 2003 (unaudited)
                 and 2002 (unaudited)                              I-4

                 Notes to condensed financial statements
                 Three and six months ended January 31, 2003
                 and 2002                                          I-5

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS     I-6

         ITEM 4. CONTROLS AND PROCEDURES                           I-9

        PART II. OTHER INFORMATION:

         ITEM 4. SUBMISSSION OF MATTERS TO A VOTE OF SECURITY
                 HOLDERS                                          II-1

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8K                  II-1















                                                                       -2-



                            STERLING SUGARS, INC.
                          CONDENSED BALANCE SHEETS

                                                  January 31,    July 31,
                                                     2003          2002
                                                   UNAUDITED       NOTE
     ASSETS:                                    ------------- ------------
      CURRENT ASSETS:
         Cash and short-term investments        $  1,303,631  $      3,866
         Accounts receivable                       2,845,762     1,281,542
         Raw sugar and molasses inventories at
          lower of cost or market                  8,868,691     2,414,059
         Operating supplies - at cost                691,391       753,550
         Deferred income taxes                       334,000       334,000
         Other current assets                        344,910       380,301
                                                ------------  ------------
            TOTAL CURRENT ASSETS                $ 14,388,385  $  5,167,318
                                                ------------  ------------
       Property, plant and equipment - net      $ 23,440,564  $ 24,041,961
                                                ------------  ------------
       Expenditures for future crops            $    759,309  $    759,309
       Notes receivable                              347,224       376,082
       Other assets                                   67,495        56,921
                                                ------------  ------------
                                                $  1,174,028  $  1,192,312
                                                ------------  ------------
                                                $ 39,002,976  $ 30,401,591
                                                ============  ============
     LIABILITIES AND STOCKHOLDERS' EQUITY:
      CURRENT LIABILITIES:
        Notes Payable                           $  3,538,000  $  3,512,000
        Accounts payable and accrued expenses      1,745,486       803,887
        Due cane growers                           7,656,017       857,425
        Current portion long-term debt               618,250       628,905
                                                ------------  ------------
            TOTAL CURRENT LIABILITIES           $ 13,557,753  $  5,802,217
                                                ------------  ------------
       Long-term debt                           $  3,590,625  $  3,830,100
                                                ------------  ------------
       Deferred income taxes                    $  2,213,000  $  2,213,000
                                                ------------  ------------
     STOCKHOLDERS' EQUITY:
        Common stock                            $  2,500,000  $  2,500,000
        Additional paid in capital                    40,455        40,455
        Retained earnings                         17,101,143    16,015,819
                                                ------------  ------------
                                                $ 19,641,598  $ 18,556,274
                                                ------------  ------------
                                                $ 39,002,976  $ 30,401,591
                                                ============  ============

       NOTE: The balance sheet at July 31, 2002 has been taken from the audited financial statements at that date, and condensed.

                   See notes to condensed financial statements

                                      I-1                               -3-


                           STERLING SUGARS, INC.
                 STATEMENT OF EARNINGS AND RETAINED EARNINGS
                                 (UNAUDITED)

                                                SIX MONTHS ENDED JANUARY 31
                                                ---------------------------
                                                     2003         2002
       REVENUES:                                 -----------   -----------

         Sugar and molasses sales                $31,180,358   $22,806,521
         Interest earned                                 781         1,728
         Mineral leases and royalties                151,738       246,782
         Gain (loss) on disposal of Assets           171,768      (223,560)
         Other                                     1,236,621     1,547,574
                                                 -----------   -----------
                                                 $32,741,266   $24,379,045
        COSTS AND EXPENSES:                      -----------   -----------

         Cost of products sold                   $30,269,836   $18,315,315
         General and administrative                  526,725       515,865
         Interest expense                            194,182       344,347
                                                 -----------   -----------
                                                 $30,990,743   $19,175,527
                                                 -----------   -----------
        NET EARNINGS BEFORE INCOME TAXES         $1,750,523    $ 5,203,518
        INCOME TAXES                                665,199      1,977,337
                                                 -----------   -----------
        NET EARNINGS  (NOTE B)                   $ 1,085,324   $ 3,226,181

        RETAINED EARNINGS AT BEGINNING OF PERIOD  16,015,819    15,024,027
                                                 -----------   -----------
        RETAINED EARNINGS AT END OF PERIOD       $17,101,143   $18,250,208
                                                 ===========   ===========

        NET EARNINGS PER SHARE                   $       .43   $     1.29
                                                 ===========   ===========
















                    See notes to condensed financial statements




                                       I-2                                 -4-



                            STERLING SUGARS, INC.
                 STATEMENT OF EARNINGS AND RETAINED EARNINGS
                                 (UNAUDITED)

                                               THREE MONTHS ENDED JANUARY 31
                                               -----------------------------
                                                      2003         2002
                                                 -----------   -------------
        REVENUES:

         Sugar and molasses sales                $22,739,432   $14,355,916
         Interest earned                                -             -
         Mineral leases and royalties                 65,464       120,484
         Gain on disposal of assets                  171,768          -
         Other                                       798,251       700,256
                                                 -----------   -----------
                                                 $23,774,915   $15,176,656
                                                 -----------   -----------
        COSTS AND EXPENSES:

         Cost of products sold                   $19,921,672   $ 9,441,775
         General and administrative                  266,958       291,492
         Interest expense                            112,876       175,922
                                                 -----------   -----------
                                                 $20,301,506   $ 9,909,189
                                                 -----------   -----------
        NET EARNINGS BEFORE INCOME TAXES         $3,473,409    $ 5,267,467
        INCOME TAXES                              1,319,894      2,000,998
                                                 -----------   -----------
        NET EARNINGS  (NOTE B)                   $2,153,513    $ 3,266,469

        RETAINED EARNINGS AT BEGINNING OF PERIOD  14,947,630    14,983,739
                                                 -----------   -----------
        RETAINED EARNINGS AT END OF PERIOD       $17,101,143   $18,250,208
                                                 ===========   ===========

        NET EARNINGS (LOSS) PER SHARE            $       .86   $      1.31
                                                 ===========   ===========
















                    See notes to condensed financial statements

                                      I-3                                 -5-


                            STERLING SUGARS, INC.
                           STATEMENT OF CASH FLOWS
                                (UNAUDITED)
                                                   SIX MONTHS ENDED JANUARY 31
                                                   ---------------------------
                                                        2003         2002
   OPERATING ACTIVITIES:                           ------------  ------------
    Net earnings                                     $1,085,324  $  3,226,181
    Adjustments to reconcile net earnings to net
     cash provided by operating activities:
     Depreciation                                       985,553     1,016,361
     (Gain) loss on disposl of assets                (  171,768)      223,560
    Changes in operating assets and liabilities:
     Increase in accounts receivable                 (1,564,220)   (3,842,219)
     Increase in inventories                         (6,392,473)  (20,005,817)
     Increase in accounts payable accrued
      expenses and due cane growers                   7,729,536    11,148,438
     Other items - net                                  129,138       104,221
                                                    -----------  ------------
    Net cash provided (Used In) Operating Activities $1,801,090  $ (8,129,275)
                                                   ------------- -------------
    INVESTING ACTIVITIES:
     (Increase) decrease in Notes receivable             28,858   (       664)
     Purchase of property, plant and equipment      (   453,764)     (409,701)
     Proceeds from sale of assets                       132,710        61,273
                                                   ------------- -------------
     Net cash used in investing activities         $(   292,196) $(   349,092)
                                                   ------------- -------------
    FINANCING ACTIVITIES:
     Proceeds from short-term notes payable
      and long-term debt                           $ 22,724,340  $ 30,690,668
     Payments on short-term notes payable
      and long-term debt                            (22,933,469)  (22,233,602)
                                                   ------------  -------------
     Net cash provided by (used in)
      financing activities                         $(   209,129) $  8,457,066
                                                   ------------- -------------

    Increase (decrease) in cash and temporary
    investments                                    $  1,299,765  $    (21,301)
    Cash and temporary investments at the
     beginning of the period                              3,866        33,949
                                                   ------------- -------------
    Cash and temporary investments at the
     end of the period                             $  1,303,631  $     12,648
                                                   ============= =============

    Supplemental information:

     Interest paid                                 $    220,946  $    379,284
                                                   ============  ============
     Income taxes paid                             $    127,435  $     41,802
                                                   ============  ============


                  See notes to condensed financial statements

                                      I-4                                 -6-


                            STERLING SUGARS, INC.
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
              THREE AND SIX MONTHS ENDED JANUARY 31, 2003 AND 2002
                      (UNAUDITED)          (CONTINUED)


        A. CONDENSED FINANCIAL STATEMENTS:

             The condensed balance sheet as of January 31, 2003, the statements of earnings and retained earnings for the three and six months ending January 31, 2003 and 2002, and the condensed statements of cash flows for the six month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at January 31, 2003 and for all periods presented have been made.

             Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the July 31, 2002 report to stockholders and the Form 10-K filed with the Securities and Exchange Commission on October 28, 2002. The results of operations for the period ending January 31, 2003 are not necessarily indicative of the operating results expected for the full year.

        B. ANTICIPATED LOSS

             Management believes the Company will incur a loss for the year ended July 31, 2003. The anticipated loss stems from losses sustained from Tropical Storm Isadore and Hurricane Lili both of which struck the gulf coast just before the start of the grinding season causing considerable damage to the cane crop in this region. See also the "Anticipated Loss" caption under "Management's Discussion and Analysis of Financial Condition and Results of Operations".

















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

     Results of Operations:

      General Information:

         The Company's grinding season started on October 1, 2002 and because of Hurricane Lili which occurred on October 3rd, operations were suspended until October 10th. The Company completed grinding on January 22, 2003. Last year the Company started on September 18, 2001 and ended December 23, 2001. The Company processed 1,046,748 tons of sugarcane compared to 1,027,102 tons of sugarcane the previous year. The Company processed 1,063,646 tons for the 2000 crop.

         Sugar yield for past crop is estimated at 173 pounds per ton of cane compared to 207 and 202 pounds per ton of cane the previous two years, respectively. The lower yield for the past crop resulted from Tropical Storm Isadore and Hurricane Lili. Also, weather during the past crop was unusually wet which caused higher costs in harvesting and processing the cane. The higher processing cost and lower yield of raw sugar will result in a loss for the year.

         The price the Company receives for its raw sugar is currently averaging 20.33 cents per pound compared to the 20.41 cents per pound for the six months ended January 31, 2002. For the six month period ending January 31, 2001, the Company received 18.93 cents per pound. The Company systematically sells on the futures market throughout the year, which tends to average out the highs and lows over a period of time.




                                      I-6                                -8-


          Blackstrap molasses production is estimated at 4.51 gallons per ton of cane compared to 5.36 and 5.63 gallons per ton the previous two years, respectively. Total production of molasses is estimated at 4,722,116 this year compared to 5,514,088 gallons last year and 5,987,764 gallons for the previous year. The price for blackstrap molasses is currently quoted at $60 per ton compared to $67.50 and $57.50 per ton for the previous two years, respectively.

     Sugar and Molasses Sales:

         Sugar and molasses sales for the six months ended January 31, 2003 and 2002 were as follows:
                                                2003            2002
                                             -----------     -----------

         Raw sugar sales                     $30,040,229     $20,820,227
         Blackstrap molasses                   1,140,129       1,986,294
                                             -----------     -----------
                                             $31,180,357     $22,806,521
                                             ===========     ===========

         Sugar sales were up substantially for the six months ended January 31, 2003 compared to the same period in 2002 because of greater demand
     from sugar refiners.   Molasses sales were down compared to the same
     period in 2002 because of lower demand for the product for the six month period ended January 31, 2003.

     Interest Earned:

         Interest earned for the six month period ending January 31, 2003 was $781 compared to $1,728 for the same period last year. Interest earned was $0 for the three month periods ending January 31, 2003 and 2002.

     Mineral Leases and Royalties:

          Income from Mineral leases and royalties were down for the six months ended January 31, 2003 totaling $151,738 compared to $246,782 for the same period last year. Royalties for the two periods were $128,125 and $239,545, respectively. Income from Mineral leases for the same periods were $23,613 and $7,237, respectively. In November, 2000, the Company began receiving royalty payments from a new well named Zenor A16 located near Patterson, La. Payments received from the Zenor A16 well have been used to reduce the Company's long-term debt.

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




                                       I-7                                -9-


     DISPOSAL OF ASSETS:

          The Company recorded a gain of $171,768 for the six months ended January 31, 2003 principally from the sale of property located in St. Mary Parish. The Company sustained a loss for the previous period from the writeoff of obsolete equipment.

     Other Revenues:

          Other revenues, which consist mainly of miscellaneous income items and cane land rentals, were $1,236,621 for the six months ended January 31, 2003 and $1,547,574 for the six months ended January 31, 2002. Cane land rentals for the current period were $1,129,503 compared to $1,220,134 for the same period last year. Cane land rentals were down because of the aforementioned hurricane, tropical storm and other inclement weather experienced during the crop.

     Cost of Products Sold:

          Cost of products sold totaled $30,269,836 for the six months ended January 31, 2003 and $18,315,315 for the six months ended January 31, 2002. The large increase in this account results from the increase in sales of $8,373,837. The costs charged to this account are relative to the sales of raw sugar and molasses.

     ANTICIPATED LOSS:

          The Company anticipates a loss for the year ended July 31, 2003. Management believes the loss for the year ended July 31, 2003 will be in the range of $2,000,000 to $2,500,000 before taxes. However, Congress passed the Omnibus Budget Bill in mid-February which included $3.1 billion in disaster assistance. Sixty million of this amount was allocated to the Louisiana sugar industry. At this time, it is not known when or how the funds will be divided in the industry. Should any share due the Company become available before July 31, 2003, it could have a significant impact on the bottom line and possibly reduce or eliminate the loss anticipated by the Company.

          The estimated loss is based on management's best estimates taking into consideration budgeted expenditures for the next six months and other factors that may affect the earnings or loss of the Company. Circumstances and events that may happen in the future cannot be predicted and the range of the estimated loss could be significantly different from that estimated.

     General and Administrative Expenses:

          General and administrative expenses were $526,725 for the six months ended January 31, 2003 and $515,865 for the same period last year. Expenses were comparable for the two years.







                                      I-8                                -10-


     Interest Expense:

          Interest expense was $194,182 compared to $344,347 for the six months ended January 31, 2003 and 2002, respectively. The reduced interest cost resulted from lower interest rates and increased shipments of sugar for the current period. Short-term debt outstanding at January 31, 2003 was $3,538,000 compared to $11,921,000 at January 31, 2002. The increased shipments of sugar for the six months ended January 31, 2003 compared to the same period last year generated larger cash flows which resulted in lower short-term borrowing requirements for the current year.

     Income Taxes:

          The income tax expense for the three and six month periods ending January 31, 2003 and 2002 were recorded at the statutory rate of 38 percent, which reflects the 34 percent federal corporate rate plus 4 percent state income taxes.

     Liquidity and Capital Resources:

          At January 31, 2003, the Company had working capital of $830,632 compared to a negative working capital of $634,899 at July 31, 2001. Due to the seasonal nature of the industry, it is not uncommon to have a negative working capital balance at July 31 of each year or just before the start of the new season.

         For the period February 1, 2003 to September 30, 2003, the Company has budgeted $3,097,850 for repairs and $3,453,000 for capital improvements to the factory. The latter amount includes a new boiler budgeted at $2,600,000. Management believes the new boiler will significantly reduce the amount of natural gas used and generate substantial savings given the current world situation and uncertainty
     about oil and gas prices in the fall of 2003.   The Company expects to
     finance some of these expenditures internally with any excess financed short-term or long-term through a bank with which the Company has a $12,000,000 line of short-term credit.

     Item 4. Disclosure Controls

          Our principal executive officer and principal accounting officer have evaluated our disclosure controls and procedures within 90 days prior to the date of filing of this Quarterly Report on Form 10-Q for the period ending January 31, 2003. They believe that our current internal controls and procedures are effective and designed to ensure that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the appropriate time periods specified by the SEC, and that such information is accumulated and communicated to our principal executive officer and principal accounting officer as appropriate to allow timely decisions to be made regarding required disclosure. Subsequent to the date of the evaluation, there were no significant corrective actions taken by us or other changes made to these internal controls. Management does not believe there were changes in other factors that could significantly affect these controls subsequent to the date of the evaluation.


                                      I-9                               -11-


        PART II - OTHER INFORMATION


         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                 The Company held its Annual Meeting of Stockholders on November 21, 2002. Stockholders voted on the election of directors to serve for one year or until their successors are elected and qualified. The voting results were as follows:

                                              FOR         WITHHELD
                                             -----        --------
              Bernard E. Boudreaux, Jr.    2,190,907        1,250
              Dr. James Patout Burns, Jr.  2,190,907        1,250
              Craig P. Caillier            2,190,907        1,250
              Peter V. Guarisco            2,190,907        1,250
              Victor Guarisco, II          2,190,907        1,250
              Edwin Patout                 2,190,907        1,250
              Mark Patout                  2,190,907        1,250

         ITEM 6  - EXHIBITS AND REPORTS ON FORM 8K
                   (a) Exhibits
                       Exhibit   Description                          Page
                       ----------------------------------------------------
                       99.1      Section 906 Certification of Chief    18
                                  Executive Officer
                       99.2      Section 906 Certification of Chief    18
                                  Financial Officer

                  (b) Reports on Form 8K
                      There were no reports filed on Form 8K for the period.



























                                     II-1                                -12-


                                  SIGNATURES



        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             STERLING SUGARS, INC.
                                                 (REGISTRANT)


     DATE     March 13, 2003               By /s/ Craig P. Caillier
              --------------                  ---------------------
                                              CRAIG P. CAILLIER
                                              PRESIDENT AND
                                              CHIEF EXECUTIVE OFFICER



    DATE      March 13, 2003               By /s/ Stanley H. Pipes
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


    Date: March 13, 2003
          -----------------
    /s/ Craig P. Caillier
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


    Date: March 13, 2003
          -----------------


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

Exhibit 99.1

                          CERTIFICATION PURSUANT TO
                           18 U.S.C. SECTION 1350,
                           AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

       In connection with the Quarterly Report of Sterling Sugars, Inc.
  (the "Company") on Form 10-Q for the six months ending January 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Craig P. Caillier, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to my knowledge that:

       (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

       (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                       /s/ Craig P. Caillier
  Date: March 13, 2003                 ---------------------
        -----------------              Craig P. Caillier
                                       President and Chief Executive Officer
Exhibit 99.2

                         CERTIFICATION PURSUANT TO
                          18 U.S.C. SECTION 1350,
                          AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

       In connection with the Quarterly Report of Sterling Sugars, Inc. (the "Company") on Form 10-Q for the six months ending January 31, 2003 as filed with the Securities and Exchange Commission on the date hereof
 (the "Report"), I, Stanley H. Pipes, Vice President & Treasurer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to my knowledge that:

       (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

       (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

 Date: March 13, 2003                      /s/ Stanley H. Pipes
       -----------------                   ---------------------
                                             Stanley H. Pipes
                                             Vice President & Treasurer






                                     II-7                              -18-