Form 10-Q
period 2003-04-30
STERLING SUGARS INC
filed 2003-06-12
CIK 94185

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                                   FORM 10-Q

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended April 30, 2003

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

        YES X  NO

        Indicate by check mark whether the registrant is an accellerated filer (as defined in Rule 12b-2 in the Exchange Act).

        YES    NO X

        There were 2,500,000 common shares outstanding at May 30, 2003.



                                                  Total number of pages    19

                                                                          -1-







                            STERLING SUGARS, INC.

                                 I N D E X

                                                                  PAGE
                                                                 NUMBER
        PART I:  FINANCIAL INFORMATION:

         ITEM 1. FINANCIAL STATEMENTS

                 Condensed balance sheets April 30, 2003
                 (unaudited) and July 31, 2002                     I-1

                 Statements of earnings and retained earnings
                 Nine months ended April 30, 2003 (unaudited)
                 and 2002 (unaudited)                              I-2

                 Statements of earnings and retained earnings
                 Three months ended April 30, 2003 (unaudited)
                 and 2002 (unaudited)                              I-3

                 Statements of cash flows
                 Nine months ended April 30, 2003 (unaudited)
                 and 2002 (unaudited)                              I-4

                 Notes to condensed financial statements
                 Three and nine months ended April 30, 2003
                 and 2002                                          I-6

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS     I-7

         ITEM 4. CONTROLS AND PROCEDURES                           I-10

        PART II. OTHER INFORMATION:

         ITEM 5. OTHER INFORMATION                                II-1

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8K                  II-1



















                                                                         -2-







                            STERLING SUGARS, INC.
                          CONDENSED BALANCE SHEETS

                                                   April 30,     July 31,
                                                     2003          2002
                                                   UNAUDITED       NOTE
     ASSETS:                                    ---------------------------
      CURRENT ASSETS:
         Cash and short-term investments        $      9,455  $      3,866
         Accounts receivable                       1,658,514     1,281,542
         Raw sugar and molasses inventories at
          lower of cost or market                  3,327,049     2,414,059
         Operating supplies - at cost                703,960       753,550
         Deferred income taxes                       334,000       334,000
         Other current assets                        492,438       380,301
                                                ------------  ------------
            TOTAL CURRENT ASSETS                $  6,525,416  $  5,167,318
                                                ------------  ------------
       Property, plant and equipment - net      $ 23,717,180  $ 24,041,961
                                                ------------  ------------
       Expenditures for future crops            $    759,309  $    759,309
       Notes receivable                              341,630       376,082
       Other assets                                   67,493        56,921
                                                ------------  ------------
                                                $  1,168,432  $  1,192,312
                                                ------------  ------------
                                                $ 31,411,028  $ 30,401,591
                                                ============  ============
     LIABILITIES AND STOCKHOLDERS' EQUITY:
      CURRENT LIABILITIES:
        Notes Payable                           $    954,000  $  3,512,000
        Accounts payable and accrued expenses        643,684       803,887
        Due cane growers                           5,495,732       857,425
        Current portion long-term debt               618,250       628,905
                                                ------------  ------------
            TOTAL CURRENT LIABILITIES           $  7,711,666  $  5,802,217
                                                ------------  ------------
       Long-term debt                           $  3,513,187  $  3,830,100
                                                ------------  ------------
       Deferred income taxes                    $  2,213,000  $  2,213,000
                                                ------------  ------------
     STOCKHOLDERS' EQUITY:
        Common stock                            $  2,500,000  $  2,500,000
        Additional paid in capital                    40,455        40,455
        Retained earnings                         15,432,720    16,015,819
                                                ------------  ------------
                                                $ 17,973,175  $ 18,556,274
                                                ------------  ------------
                                                $ 31,411,028  $ 30,401,591
                                                ============  ============

       NOTE: The balance sheet at July 31, 2002 has been taken from the audited financial statements at that date, and condensed.

                   See notes to condensed financial statements



                                      I-1                               -3-







                            STERLING SUGARS, INC.
                 STATEMENT OF EARNINGS AND RETAINED EARNINGS
                                 (UNAUDITED)

                                                NINE MONTHS ENDED APRIL 30
                                                ---------------------------
                                                      2003         2002
                                                      ----         ----
        REVENUES:

         Sugar and molasses sales                $ 36,867,304 $ 32,917,426
         Interest earned                                2,114        3,908
         Mineral leases and royalties                 224,520      413,458
         Gain (Loss) on disposal of assets            171,137  (   214,668)
         Other                                      1,307,775    1,584,071
                                                 ------------  ------------
                                                 $ 38,572,850 $ 34,704,195
                                                 ------------  ------------

        COSTS AND EXPENSES:

         Cost of products sold                   $ 38,520,495 $ 30,378,159
         General and administrative                   685,540      843,746
         Interest expense                             307,298      553,157
                                                 ------------  ------------
                                                 $ 39,513,333 $ 31,775,062
                                                 ------------  ------------

        NET EARNINGS (LOSS) BEFORE INCOME TAXES  $(   940,483)$  2,929,133
        INCOME TAXES (CREDIT)                     (   357,384)   1,113,071
                                                 ------------  ------------
        NET EARNINGS (LOSS)                      $(   583,099)$  1,816,062

        RETAINED EARNINGS AT BEGINNING OF PERIOD   16,015,819   15,024,027
                                                 ------------  ------------
        RETAINED EARNINGS AT END OF PERIOD       $ 15,432,720 $ 16,840,089
                                                 ============  ============

        NET EARNINGS (LOSS) PER SHARE            $       (.23)$        .73
                                                 ============  ============










                    See notes to condensed financial statements







                                      I-2                                 -4-







                            STERLING SUGARS, INC.
                 STATEMENT OF EARNINGS AND RETAINED EARNINGS
                                 (UNAUDITED)

                                               THREE MONTHS ENDED APRIL 30
                                              -----------------------------
                                                      2003         2002
                                                      ----         ----
        REVENUES:

         Sugar and molasses sales                $ 5,686,946   $10,110,905
         Interest earned                               1,333         2,180
         Mineral leases and royalties                 72,782       166,676
         Gain (Loss) on disposal of assets              (631)        8,892
         Other                                        71,154        36,497
                                                 ------------  ------------
                                                 $ 5,831,584   $10,325,150
                                                 ------------  ------------

        COSTS AND EXPENSES:

         Cost of products sold                   $ 8,250,659   $12,062,844
         General and administrative                  158,815       327,881
         Interest expense                            113,116       208,810
                                                 ------------  ------------
                                                 $ 8,522,590   $12,599,535
                                                 ------------  ------------

        NET LOSS BEFORE INCOME TAXES             $(2,691,006)  $(2,274,385)
        INCOME TAXES (CREDIT)                     (1,022,583)   (  864,266)
                                                 ------------  ------------
        NET LOSS                                 $(1,668,423)  $(1,410,119)

        RETAINED EARNINGS AT BEGINNING OF PERIOD  17,101,143    18,250,208
                                                 ------------  ------------
        RETAINED EARNINGS AT END OF PERIOD       $15,432,720   $16,840,089
                                                 ============  ============

        NET LOSS PER SHARE                       $(      .67)  $(      .56)
                                                 ============  ============










                    See notes to condensed financial statements







                                      I-3                                 -5-







                            STERLING SUGARS, INC.
                           STATEMENT OF CASH FLOWS
                                (UNAUDITED)
                                                  NINE MONTHS ENDED APRIL 30
                                                  ---------------------------
                                                         2003         2002
                                                         ----         ----
   OPERATING ACTIVITIES:
    Net earnings (Loss)                             $(   583,099) $  1,816,062
    Adjustments to reconcile net earnings to net
     cash provided by operating activities:
     Depreciation                                      1,478,330     1,525,271
     (Gain) loss on disposal of assets               (   171,137)      214,668
    Changes in operating assets and liabilities:
     Increase in accounts receivable                 (   376,972)  ( 1,581,574)
     Increase in inventories                         (   863,400)  (10,292,176)
     Increase in accounts payable accrued
      expenses and due cane growers                    4,467,449     6,080,670
     Other items - net                                   301,787   (   147,374)
                                                    ------------  ------------
    Net cash provided by operating activities       $  4,252,958  $( 2,384,453)
                                                    ------------  ------------
    INVESTING ACTIVITIES:
     Collection on notes receivable                 $     34,452  $     36,245
     Issuance of notes receivable                           -      (    20,000)
     Purchase of property, plant and equipment        (1,605,431)  (   876,088)
     Proceeds from sale of assets                        634,610        61,887
                                                    ------------- ------------
     Net cash used in investing activities          $ (  936,369) $(   797,956)
                                                    ------------  ------------
    FINANCING ACTIVITIES:
     Proceeds from short-term notes payable
      and long-term debt                            $ 25,557,200  $ 34,425,667
     Payments on short-term notes payable
      and long-term debt                             (28,868,200)  (31,273,740)
                                                    ------------  ------------
     Net cash provided by financing activities      $( 3,311,000) $  3,151,927
                                                    ------------  ------------

    Increase (decrease) in cash and temporary
     investments                                    $      5,589  $(    30,482)
    Cash and temporary investments at the
     beginning of the period                               3,866        33,949
                                                    ------------  ------------
    Cash and temporary investments at the
     end of the period                              $      9,455  $      3,467
                                                    ============= ============



    Continued

                  See notes to condensed financial statements





                                      I-4                                 -6-







                            STERLING SUGARS, INC.
                           STATEMENT OF CASH FLOWS
                                (UNAUDITED)

                                                NINE MONTHS ENDED APRIL 30
                                               ----------------------------
                                                        2003        2002
                                                        ----        ----
      Supplemental information:

         Interest paid                              $  234,914  $  588,150
                                                    =========== ===========
         Income taxes paid                          $  142,945  $   32,610
                                                    =========== ===========












































                                        I-5                               -7-







                            STERLING SUGARS, INC.
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
              THREE AND NINE MONTHS ENDED APRIL 30, 2003 AND 2002
                      (UNAUDITED)          (CONTINUED)


        A. CONDENSED FINANCIAL STATEMENTS:

             The condensed balance sheet as of April 30, 2003, the statements of earnings and retained earnings for the three and nine months ending April 30, 2003 and 2002, and the condensed statements of cash flows for the nine month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at April 30, 2003 and for all periods presented have been made.

             Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the July 31, 2002 report to stockholders and/or the Form 10-K filed with the Securities and Exchange Commission on October 28, 2002.
           The results of operations for the period ending April 30, 2003 are not necessarily indicative of the operating results expected for the full year.

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

         Sugar yield for the past crop is estimated at 173 pounds per ton of cane compared to 207 and 202 pounds per ton of cane the previous two years, respectively. The lower yield for the past crop resulted from Tropical Storm Isadore and Hurricane Lili. Also, weather during the past crop was unusually wet which caused higher costs in harvesting and processing the cane. It is beleived the higher processing cost and lower yield of raw sugar will result in a loss for the year.

         The price the Company receives for its raw sugar is currently averaging 20.57 cents per pound compared to the 20.45 cents per pound for the year ended July 31, 2002. For the year ended July 31, 2001, the Company received 19.24 cents per pound. The Company systematically sells on the futures market throughout the year, which tends to average out the highs and lows over a period of time.







                                      I-7                                -9-







          Blackstrap molasses production is estimated at 4.40 gallons per ton of cane compared to 5.36 and 5.63 gallons per ton the previous two years, respectively. Total production of molasses is estimated at 4,600,621 gallons this year compared to 5,514,088 gallons last year and 5,987,764 gallons for the previous year. The price for blackstrap molasses is currently quoted at $57.50 per ton compared to $67.50 and $57.50 per ton for the previous two years, respectively.

     Sugar and Molasses Sales:

         Sugar and molasses sales for the nine months ended April 30, 2003 and 2002 were as follows:
                                                2003            2002
                                             -----------     -----------

         Raw sugar sales                     $35,525,202     $31,006,718
         Blackstrap molasses                   1,342,102       1,910,708
                                             -----------     -----------
                                             $36,867,304     $32,917,426
                                             ===========     ===========

         Sugar sales were up substantially for the nine months ended April
     30, 2003 compared to the same period in 2002 because of greater demand early during the season from sugar refiners. At April 30, 2003, the Company had on hand approximately 8,000 tons of raw sugar compared to 26,597 last year. The Company expects ship all sugar by the end of
     July, 2003.   Molasses sales were down compared to the same period in
     2002 reflecting the lower production and sales for the current year.
     All molasses production had been shipped as of April 30, 2003 whereas the had an inventory of 667 tons the previous year.

     Interest Earned:

         Interest earned for the nine month period ending April 30, 2003 was $2,114 compared to $3,908 for the same period last year. Interest earned was $1,333 for the three month period ending April 30, 2003 and $2,180 for same period ending in 2002.

     Mineral Leases and Royalties:

          Income from Mineral leases and royalties were down for the nine months ended April 30, 2003 totaling $224,520 compared to $413,458 for the same period last year. Royalties for the two periods were $195,813 and $383,430, respectively. Income from Mineral leases for the same periods were $28,707 and $30,028, respectively. In November, 2000, the Company began receiving royalty payments from a new well named Zenor A16 located near Patterson, La. Payments received from the Zenor A16 well are being used to reduce the Company's long-term debt.

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

                                       I-8                               -10-







     DISPOSAL OF ASSETS:

          The Company recorded a gain of $171,137 for the nine months ended April 30, 2003 principally from the sale of property located in LaFourche and St. Mary Parishes. The Company sustained a loss of $214,668 for the previous period from the write off of obsolete equipment.

     Other Revenues:

          Other revenues, which consist mainly of miscellaneous income items and cane land rentals, were $1,307,775 for the nine months ended April 30, 2003 and $1,584,071 for the nine months ended April 30, 2002. Cane land rentals for the current period were $1,162,828 compared to $1,316,279 for the same period last year. Cane land rentals were down because of the aforementioned hurricane, tropical storm and other inclement weather experienced during the past crop.

     Cost of Products Sold:

          Cost of products sold totaled $38,520,495 for the nine months ended April 30, 2003 and $30,378,159 for the nine months ended April 30, 2002. The large increase in this account results from the increase in sales of $3,949,878 and higher weather related processing costs. The costs charged to this account are relative to the sales of raw sugar and molasses.

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

          The estimated loss is based on management's best estimates taking into consideration budgeted expenditures for the period ending July 31, 2003 and other factors that may affect the earnings or losses sustained by the Company. Circumstances and events that may happen in the future cannot be predicted and the range of the estimated loss could be significantly different from that projected.

     General and Administrative Expenses:

          General and administrative expenses were $685,540 for the nine months ended April 30, 2003 and $843,746 for the same period last year. The $158,206 reduction results primarily from decreased Board of Directors fees, bonuses and hospitalization costs. These three items were $136,486 less in 2003 compared to 2002.





                                      I-9                                -11-







     Interest Expense:

          Interest expense was $307,298 compared to $553,157 for the nine months ended April 30, 2003 and 2002, respectively. The reduced interest cost resulted from lower interest rates and increased shipments of sugar for the current period. Short-term debt outstanding at April 30, 2003 was $954,000 compared to $3,512,000 at April 30, 2002. The increased shipments of sugar for the nine months ended April 30, 2003 compared to the same period last year generated larger cash flows which resulted in lower short-term borrowing requirements for the current year.

     Income Taxes:

          The income tax expense (credit) for the three and nine month periods ending April 30, 2003 and 2002 were recorded at the statutory rate of 38 percent, which reflects the 34 percent federal corporate rate plus 4 percent state income taxes.

     Liquidity and Capital Resources:

          At April 30, 2003, the Company had negative working capital of $1,186,250 compared to a negative working capital of $634,899 at July 31, 2002. Due to the seasonal nature of the industry, it is not uncommon to have a negative working capital balance at July 31 of each year or just before the start of the new season.

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

     Item 4. Disclosure Controls

          Our principal executive officer and principal accounting officer have evaluated our disclosure controls and procedures within 90 days prior to the date of filing of this Quarterly Report on Form 10-Q for the period ending April 30, 2003. They believe that our current internal controls and procedures are effective and designed to ensure that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the appropriate time periods specified by the SEC, and that such information is accumulated and communicated to our principal executive officer and principal accounting officer as appropriate to allow timely decisions to be made regarding required disclosure. Subsequent to the date of the evaluation, there were no significant corrective actions taken by us or other changes made to these internal controls. Management does not believe there were changes in other factors that could significantly affect these controls subsequent to the date of the evaluation.



                                      I-10                               -12-







        PART II - OTHER INFORMATION

         ITEM 5 - OTHER INFORMATION

                  On February 21, 2003, J. Patout Burns resigned from the Company's Board of Directors. Additionally, Edwin Patout, Mark Patout and Craig P. Caillier resigned from the Company's Board of Directors on May 16, 2003. The resigning directors did not give the Company reasons for their resignations. Mr. Caillier remains in his position as President and Chief Executive Officer of the Company. The following four persons were appointed to the Company's Board of Directors to fill the vacant positions on May
                  16, 2003: James R. Keys, Frank William Patout, Robert B. Patout, and William S. Patout, III.

         ITEM 6 - EXHIBITS AND REPORTS ON FORM 8K
                  (a) Exhibits

                       Exhibit   Description                          Page
                       ----------------------------------------------------
                       99.1      Section 906 Certification of Chief    19
                                  Executive Officer
                       99.2      Section 906 Certification of Chief    19
                                  Financial Officer

                  (b) Reports on Form 8K - There were no reports on Form 8K
                                           filed for the period.






























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


     DATE     June 11, 2003                 By /s/ Craig P. Caillier
         ---------------------------          ---------------------
                                              CRAIG P. CAILLIER
                                              PRESIDENT AND
                                              CHIEF EXECUTIVE OFFICER



    DATE      June 11, 2003                 By /s/ Stanley H. Pipes
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






                                     II-3                                -15-







    6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


    Date: June 11, 2003
          -----------------
    /s/ Craig P. Caillier
    -----------------------
    Craig P. Caillier
    President












































                                     II-4                                -16-







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






                                     II-5                               -17-







    6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


    Date: June 11, 2003
          -----------------


    /s/ Stanley H. Pipes
    --------------------
    Stanley H. Pipes
    Vice President & Treasurer










































                                     II-6                               -18-







Exhibit 99.1

                          CERTIFICATION PURSUANT TO
                           18 U.S.C. SECTION 1350,
                           AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

       In connection with the Quarterly Report of Sterling Sugars, Inc.
  (the "Company") on Form 10-Q for the quarterly period ended April 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Craig P. Caillier, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to my knowledge that:

       (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

       (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                       /s/ Craig P. Caillier
  Date: June 11, 2003                 ---------------------
        -----------------              Craig P. Caillier
                                       President and Chief Executive Officer
Exhibit 99.2

                         CERTIFICATION PURSUANT TO
                          18 U.S.C. SECTION 1350,
                          AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

       In connection with the Quarterly Report of Sterling Sugars, Inc. (the "Company") on Form 10-Q for the quarterly period ended April 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stanley H. Pipes, Vice President & Treasurer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to my knowledge that:

       (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

       (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

 Date: June 11, 2003                      /s/ Stanley H. Pipes
       -----------------                   ---------------------
                                             Stanley H. Pipes
                                             Vice President & Treasurer






                                     II-7                              -19-