Form 10-K
period 2003-07-31
STERLING SUGARS INC
filed 2003-10-29
CIK 94185

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, D. C.
                                  Form 10K

  [X] Annual report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the fiscal year ended July 31, 2003

  [ ] Transition report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the transition period from ______To______

  Commission file number  0-1287
  ------------------------------
			    STERLING SUGARS, INC.
  --------------------------------------------------------------------------
	     (Exact name of registrant as specified in its charter)

        Louisiana                                      72-0327950
  -------------------------------       ------------------------------------
  (State or other jurisdiction of       (IRS employer identification number)
   incorporation or organization)

    P. O. Box 572, Franklin, La.                           70538
  ----------------------------------------     -----------------------------
  (Address of principal executive offices)               (Zip Code)

  Registrant's telephone number including area code   (337) 828 0620
						   -------------------------
  Securities registered pursuant to Section 12(d) of the Act:

	Title of each class        Name of each exchange on which registered
	      None                                   None
  --------------------------       -----------------------------------------

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. /__/

  Indicate by check mark whether the registrant is an accelerated filer (as
  defined in Rule 12b-2 of the Act). Yes   No  X




                                                          Page 1 of 36 Pages


  The aggregate market value of the registrant's voting stock held on January 31, 2003 by non-affiliates of the registrant was $2,341,180. Such value has been computed on the basis of the average bid and asked prices of the stock and by excluding, from the 2,500,000 shares outstanding on that date, all stock beneficially owned by officers and directors of the registrant and by beneficial owners of more than five percent of its stock, even though all such persons may not be affiliates as defined in SEC rule 405.

  The number of shares of common stock outstanding as of October 17, 2003 was 2,500,000 shares.

  Documents incorporated by reference: Portions of Registrant's Proxy Statement dated November 6, 2003 are incorporated by reference into Part III.

                               TABLE OF CONTENTS

  PART I                                                          PAGE

   ITEM 1 - BUSINESS                                                3
   ITEM 2 - PROPERTIES                                              4
   ITEM 3 - LEGAL PROCEEDINGS                                       6
   ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS     6

  PART II

   ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS                                    7
   ITEM 6 - SELECTED FINANCIAL DATA                                 7
   ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS                    8
   ITEM 7A- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
             MARKET RISK                                           10
   ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA            11
   ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE                   24
   ITEM 9A- CONTROLS AND PROCEDURES                                24

   PART III

   ITEM 10- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT     25
   ITEM 11- EXECUTIVE COMPENSATION                                 25
   ITEM 12- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT AND RELATED STOCKHOLDER MATTERS            25
   ITEM 13- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS         26

   PART IV

   ITEM 15- EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
             ON FORM 8K                                            27
   SIGNATURES                                                      31








                                                                      -2-

				    FORM 10-K

				      PART I
  ITEM 1-BUSINESS

        Sterling Sugars, Inc. is a grower and processor of sugarcane from which it produces raw sugar and blackstrap molasses, a by-product. Cane residue (bagasse), also a by-product, is used as the primary fuel for the Company's steam boilers. The business is highly seasonal in that the processing season usually extends from mid/late September to late December or early January. For the fiscal year ended July 31, 2003 the Company processed 1,046,748 tons of sugarcane and produced 91,000 tons of sugar. The season began on October 10, 2002 and ended on January 22, 2003. For the fiscal year ended July 31, 2002, the season began on September 18, 2001 and continued through December 23, 2001. For fiscal 2002, the factory processed 1,027,182 tons of sugarcane and produced 106,244 tons of sugar. During the previous year (fiscal 2001), the Company processed a total of 1,063,646 tons of cane and 107,177 tons of sugar.

        Historically, the Company has had no difficulty in selling, at competitive prices, all of its raw sugar production to a few major sugar refiners and a candy manufacturer and all of its molasses production to a molasses distributor under sales contracts. The Company expects these marketing avenues to be open in the future. The United States is a net importer of sugar. This allows the U. S. Department of Agriculture to regulate the price of raw sugar in the United States by limiting or expanding imports. The Federal Agriculture Improvement and Reform Act of 1996 (FAIR) provides regulations allowing raw sugar manufacturers, such as the Company, to place sugar under loan at the rate of 18 cents per pound if the sugar price drops below this level. The Company then has the option of forfeiting the sugar to the government and retaining the proceeds of the loan or selling the sugar if the price subsequently exceeds the loan rate. A loss of a major refiner would probably have a negative impact on the Company's bottom line but any such impact would be cushioned by FAIR.
  See below for a further explanation of FAIR.

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
                                     I-1                                 -3-

        In May, 2002 President Bush signed the 2002 Farm Bill. The bill contains essentially the same provisions as the 1996 bill except that the one cent per pound penalty assessment for forfeited sugar has been eliminated and marketing allotments have been implemented for the domestic sugar industry. Sterling Sugars' allotment for the crop starting in September, 2002 was 89,881 tons but was subseqently increased so that the Company was able to market all the sugar produced for the 2002 crop. Sterling has produced between 91,000 and 107,000 tons of sugar during the last three years. Hurricane Lili and tropical storm Isidore substantially damaged the 2002 crop resulting in raw sugar production of 91,000 tons compared to 106,244 the previous year.

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


       Company employment for the year ended July 31, 2003 was as follows:

                                                      Factory
                                                  ---------------

      Year round employees                             104
      Seasonal and temporary employees                  93
                                                     --------
                                                       197
                                                     ========

        Further information respecting the Company's business is given under
  Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 2 -PROPERTIES

	Land owned by the Company by parishes and suitability of land for cultivation is as follows:

                   LaFourche  St. Mary    Iberia    St. Landry     Total
                  -------------------------------------------------------
  Cultivable           291       9,861      1,804          -      11,956
  Non-cultivable       126       6,010      1,302         121      7,559
  Plant site                        65                                65
                    ---------  --------   --------      ------   --------
                       417      15,936      3,106         121     19,580
                    =========  ========   ========      ======   ========

        The Company no longer has a farming division as all owned cultivable land has been leased to independent farmers. Approximately 9,861 cultivable acres in St. Mary Parish, 1,804 cultivable acres in Iberia Parish and 291 cultivable acres in Lafourche Parish are leased to tenants for the growing of sugarcane. Four of the leases in effect, covering approximately 2,593 cultivable acres expired at the end of the 1999 crop. These leases were renewed in fiscal 2000 under basically the same terms and conditions.

                                     I-2                                -4-

       The Company, in June, 1998, purchased approximately 571 cultivable and 139 non-cultivable acres of land in LaFourche Parish. The Company entered into lease agreements with two independent farmers in LaFourche Parish. The lease agreements contain five year terms with an option to renew for an additional five years. The original five year term expired on December 31, 2002. The farmers exercised their option to renew the lease for an additional five years.

       On January 13, 1999, the Company sold 1,795.31 acres of unimproved land to the U. S. Corps of Engineers under threat of expropriation. In order to minimize the tax consequences of the sale, the Company purchased 414.07 acres of like-kind property in Iberia Parish which is leased to an independent farmer for the production of sugarcane. On October 22, 2002 the Company sold 1.955 acres to the LaFourche Parish Commission District and on November 13, 2002 the Company sold 291 acres to Raceland Raw Sugar Corp. Both of these properties are located in LaFourche Parish.

       The Company purchased 589.85 acres of land on April 17, 2003 from
  M. A. Patout & Son, Ltd. This property is located in Iberia and St. Mary Parishes. The land was leased to an independent farmer on April 17, 2003. The lease expires on December 31, 2006 with no option to renew.

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

        Of the 19,580 acres of land owned by the Company, approximately 1,356 acres are being held by production, primarily from the LGS Sterling No. 1 well and by the new well Zenor A-16 both located in St. Mary Parish.
  The Sterling No. 1 well was completed by the Company's lessee, LGS Exploration, Inc. in December, 1984 and the Zenor A16 well was completed on May 3, 2000. During September, 1991 Sterling No. 1 experienced production problems and in January 1992 production was restored but at significantly reduced rates. On July 31, 1992 the Company entered into a unitization agreement for the Sterling No. 1 well whereby several individual units existing at the 6,800' sand Charenton Field would operate as one unit. As part of the agreement the Company maintained a twenty-five percent interest in the 34.5 acre unit. The Company also has a twenty-five percent interest in the new Zenor A-16 466 acre unit.

        The Company currently has one oil and gas lease in effect covering
  200 acres. The lease expires on October 23, 2003. Leases are granted solely for the purpose of exploring for, developing and producing oil, gas and other liquid and hydrocarbon minerals of like nature, and engaging in any activities in reasonable connection with such operations. Lease terms are

                                     I-3                                 -5-

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

  ITEM 3 - LEGAL PROCEEDINGS

        The Company, and in some cases one or more of its executive officers, have been named in eight asbestos complaints filed since November 22, 1997 involving multiple plaintiffs. Six of the eight cases name multiple other corporate defendants in addition to the Company. The complaints were filed in Louisiana state court in either St. Mary Parish or East Baton Rouge Parish. Plaintiffs allege personal injury arising out of alleged exposure to asbestos. The complaints generally do not contain a specific damage demand against the Company and there is not sufficient information in the complaints to fully quantify the allegations set forth in the complaints. There have been no material developments in these cases with respect to the Company since the cases were filed and no significant discovery has been exchanged in these cases. While the Company believes that the cases are without merit, given the early stages of these cases the Company cannot predict the outcome nor is it able to predict whether addidtional cases will be filed.

  ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2003.


























                                   I-4                                -6-


				  PART II

  ITEM 5 - MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER
	   MATTERS

        As of October 3, 2003 there were approximately 500 holders of record of the Company's stock which is traded in the over-the-counter market. The Company acts as its own stock transfer agent and registrar. The Company's mailing address is P. O. Box 572, Franklin, Louisiana 70538 and its physical address is 611 Irish Bend Road, Franklin, Lousisana 70538.

	The following table shows the range of high and low bid quotations for the Company's stock for each quarterly period during the last two years, as quoted by the National Quotation Bureau, Inc. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily reflect actual transactions. No dividends were declared by the Company during the two year period. Company policy is to reinvest earnings to expand and modernize the factory and it is unlikely that dividends will be paid in the forseeable future.

						  Range of Prices
					      ------------------------
       Fiscal 2003                             High               Low
      -------------                           ------             ------

           First Quarter                    $  6.00           $  5.75
           Second Quarter                      5.76              5.75
           Third Quarter                       5.90              5.76
           Fourth Quarter                      6.00              5.90


       Fiscal 2002
      -------------
           First Quarter                    $  6.00           $  5.75
           Second Quarter                      5.90              5.75
           Third Quarter                       6.25              6.25
           Fourth Quarter                      5.80              5.80


 ITEM 6 - SELECTED FINANCIAL DATA

                                      Year ended July 31
               -------------------------------------------------------------
                   2003       2002         2001        2000         1999
               ----------- ----------- -----------  ------------ -----------
  Revenues     $41,521,770  $44,466,585 $44,466,904   $49,958,679 $45,125,532

  Net Earnings
    (Loss)     $(2,234,283) $   991,792 $   364,333   $   916,003 $   604,964

  Net Earnings
   (Loss per
    Share)     $      (.89) $       .40 $       .15   $       .37 $       .24
  Cash Dividends
   Paid per
    Share      $       -    $       -   $        -    $       -   $       -


                                     II-1                                -7-

  AT YEAR END:

  Total assets $30,440,865  $30,401,591   $28,805,114  $29,610,380 $29,411,857

  Long-term
   Debt        $ 3,167,085   $ 3,830,100  $ 1,927,321  $ 7,013,888 $ 7,883,984

  Working
   Capital     $(3,650,422)  $  (634,899) $(4,830,602) $( 663,079) $(1,035,744)

  Stockholders'
   Equity      $16,321,991   $18,556,274  $17,564,482  $17,200,149 $16,284,146

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

Critical Accounting Policies
----------------------------
      For a complete description of the Company's accounting policies, please refer to Footnotes 1 and 2 to the financial statements.

Results of Operations
---------------------

      The Company suffered a net loss of $2,234,283 for the year ended July 31, 2003. Earnings for the two previous years were $991,792 and $364,333, respectively. Cane ground for the 2002 crop was 1,046,748 tons, for the
 2001 crop 1,027,182 tons, and for the 2000 crop 1,063,646 tons.   Sugar
 yield per ton of cane was 175 pounds per ton for the 2002 crop, 207 pounds per ton in 2001, and 202 pounds per ton in 2000. The dramatic reduction in yield for the 2002 crop was a direct result of Tropical Storm Isadore and Hurricane Lili. The tropical storm hit this area right before grinding started then the hurricane hit three days after grinding had started. These storms severely damaged the cane. That, coupled with excessive rainfall during the rest of the crop, was the primary cause of the net loss for the year ended July 31, 2003.

                                     II-2                               -8-

      The average price received for raw sugar for the past three (3) years was 20.68 cents per pound for the 2002 crop, 20.45 cents per pound in 2001, and 19.24 cents per pound in 2000. The slight increase in price was not enough to stem the loss sustained for the current fiscal year.

      Average daily grinding rates decreased for the first time in seven years principally because of the inclement weather experienced throughout the 2002 crop. Average daily grinding rates were 9,985 tons for the 2002 crop down from 10,727 tons in 2001 and 10,568 tons in 2000.

      Income from mineral leases and royalties was $312,536 for year ended July 31, 2003, $519,857, and $977,679 for the previous two years, respectively. Production from the Sterling #1 well in St. Mary Parish continues to decline as evidenced by the decreases noted above. The Company has a new well in St. Mary Parish brought in May, 2003. The well is producing approximately 80 barrels of oil per day and no natural gas. The Company had not received any royalties from this well as of July 31, 2003 but has received approximately $16,000 in royalties since that date.

      The company recognized a gain on the disposition of property and equipment that amounted to $169,237 for the year ended July 31, 2003, a loss of $217,621 for 2002 and a gain of $2,600 in 2001. The gain in 2003 was mostly from the sale of land. The Company sold 1.955 acres in LaFourche Parish which resulted in a gain of $107,385 and sold 291 acres in LaFourche Parish netting a gain of $70,609. The Company sustained a loss on the sale of equipment totaling $8,757. The loss for the year ending July 31, 2002 was due to write-offs of obsolete equipment.

      Other revenues consist primarily of miscellaneous income items and cane land rental income. Other revenues were $1,330,918 for the year ended July 31, 2003, $1,702,370 for 2002, and $1,564,481 for 2001. These amounts include rental income (substantially all from cane land) of $1,166,320, $1,259,683, $1,380,135 for 2003, 2002 and 2001 respectively. The decrease in cane land rentals in 2003 compared to 2002 and 2001 is directly related to the lower sugar yield resulting from the aforementioned inclement weather. Cane land rental income is derived from all of the cultivable acres that are leased to independent farmers.

      Cost of products sold for the year ended July 31, 2003, 2002 and 2001 was $43,278,782, $41,228,895, and $41,878,444 respectively. Charges relating to the sale and manufacture of raw sugar and blackstrap molasses are charged to this category of accounts. Although sales were down for the year ended July 31, 2003, cost products sold increased. This increase in cost is directly attributable to the bad weather before and during the crop. For example the cost of natural gas for the year ended July 31, 2002 (2001 crop) was approximately $775,000 and for the 2002 crop this cost increased to $1,975,000.

      General and administrative expenses were $1,042,629 for the year ended July 31, 2003. For the same period ending the previous two years, general and administrative expenses were $959,335 and $1,026,367, respectively.
 The higher cost in 2003 is almost entirely related to an increase in the Company's portion of hospitalization cost.





                                     II-3                              -9-

      Interest expenses were $396,832 for the year ended July 31, 2003, $685,800 in 2002 and $986,525 in 2001. The decrease in interest expense results from the average aggregate short-term borrowings and weighted average interest rate shown in Footnote 3 to the financial statements.
 These amounts were $2,331,640 for the year ended July 31, 2003, $6,942,653 for 2002 and $4,734,800 for 2001. The weighted average interest rate for those years was 4.02% for 2003, 4.41% for 2002, and 7.35% for 2001. Because of lower sugar prices, the company reduced the weekly advances to farmers for the 2002, 2001 and 2000 crops.

      The Company recorded a tax credit of $962,190 for the year ended July 31, 2003 and a tax expense of $600,763 for 2002 and $211,235 for 2001.
 Footnote 5 to the financial statements explains in detail the differences in actual and statutory tax rates, deferred taxes and tax carry forwards.

 Off-Balance Sheet Arrangements and Contractual Obligations
 ----------------------------------------------------------
  The Company does not enter into nor does it have any off-balance sheet arrangements with third parties. Contractual obligations, other than in the normal course of business, are limited to the Company's long-term debt. Please refer to Footnote 3 and 4 to the financial statements for a detailed schedule of current debt and future payments.

 Liquidity and Capital Resources
 -------------------------------

      The current ratio at July 31, 2003 was .57 to 1 compared to .89 to 1 for the previous year. The decrease in the current ratio is generally attributable to the loss for the year ended July 31, 2003. In addition, the Company has installed a new boiler at a cost of approximately $3,000,000. The boiler was put on line on October 17, 2003. Short-term borrowings have been used to finance a major portion of the cost of the new boiler. The Company has made arrangements with a bank to finance the $3,000,000 long-term subsequent to the July 31, 2003 year end. The Company continues to apply the proceeds from oil and gas royalties to pay down principal on its long-term debt.

      The Company reinvests earnings toward the modernization and expansion of the factory believing this to be in the Company's best interest for the long term. For the period February 1, 2003 to September 30, 2003, the Company budgeted $4,155,050 for repairs and maintenance and $3,453,000 for capital improvements which includes the boiler mentioned above. The higher repair and maintenance budget reflects the excessive wear on the mill because of the bad weather experienced during the last crop.

      Congress has directed the Commodity Credit Corporation to pay $60,000,000 to the Louisiana sugar mills and farmers under the provisions of the Agriculture Assistance Act of 2003. It is estimated that the Company will receive approximately $1,535,000 as its share of the proceeds. Please see Note 9 to financial statements for a more complete explanation.

      The Company has in place a line of credit with a bank for $12,000,000.

 ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Not applicable
                                     II-4                              -10-

 ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

 To The Stockholders and Board of Directors
 Sterling Sugars, Inc.
 Franklin, Louisiana

			  INDEPENDENT AUDITORS' REPORT

	We have audited the accompanying balance sheets of Sterling Sugars, Inc. as of July 31, 2003 and 2002, and the related statements of income and retained earnings and cash flows for each of the three years in the period ended July 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements present fairly, in all material respects, the financial position of Sterling Sugars, Inc. as of July 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

  /s/ Broussard, Poche', Lewis & Breaux, L.L.P.


 Lafayette, Louisiana
 September 19, 2003




















                                    II-5                                -11-


			     STERLING SUGARS, INC.
				BALANCE SHEETS
                            JULY 31, 2003 AND 2002
 ASSETS

 CURRENT ASSETS:
                                                     2003         2002
						 ------------ ------------
   Cash                                          $     1,110   $    3,866
   Temporary cash investments                           -            -
						 ------------ ------------
    Total cash and temporary cash investments          1,110        3,866

   Accounts receivable, principally sugar and
    molasses  sales, no allowance for doubtful
    accounts considered necessary                    195,943    1,281,542
   Raw sugar inventory - cost                      1,935,312    2,414,059
   Operating supplies - at cost                      702,819      753,550
   Deferred income taxes                           1,576,000      334,000
   Prepaid expenses and other assets                 415,183      380,301
						 ------------ ------------
      TOTAL CURRENT ASSETS                         4,826,367    5,167,318
						 ------------ ------------

  PROPERTY, PLANT AND EQUIPMENT, at cost:
   Land                                            8,206,881    8,145,604
   Buildings                                       3,732,326    3,723,191
   Machinery and equipment                        44,229,109   41,517,543
						 ------------ ------------
                                                  56,168,316   53,386,338
   Less accumulated depreciation                  31,239,701   29,344,377
						 ------------ ------------
                                                  24,928,615   24,041,961
						 ------------ ------------
  INVESTMENTS AND OTHER ASSETS:
   Cash value of officers' life insurance             50,583       56,921
   Expenditures for future crops                     379,654      759,309
   Notes receivable, no allowance for
    doubtful accounts considered necessary           255,646      376,082
						 ------------ ------------
    Total investments and other assets               685,883    1,192,312
						 ------------ ------------
                                                 $30,440,865  $30,401,591
						 ============ ============







		       See notes to financial statements





                                    II-6                              -12-

			     STERLING SUGARS, INC.
				BALANCE SHEETS
                            JULY 31, 2003 AND 2002

 LIABILITIES AND STOCKHOLDERS' EQUITY
                                                      2003          2002
						-------------- -------------
 CURRENT LIABILITIES:
  Notes payable                                 $  4,207,023     $ 3,512,000
  Accounts payable and accrued expenses            1,449,124         803,887
  Due to cane growers                              2,202,392         857,425
  Current portion of long-term debt
   and capital leases                                618,250         628,905
						-------------- --------------
           TOTAL CURRENT LIABILITIES               8,476,789       5,802,217
                                                -------------- --------------

 LONG-TERM DEBT AND CAPITAL LEASE, less portion
  due within one year included in current
  liabilities                                      3,167,085       3,830,100
						-------------- --------------
  DEFERRED INCOME TAXES                            2,475,000       2,213,000
						-------------- --------------
  COMMITMENTS AND CONTINGENCIES (Note 9)                 -              -
						-------------- --------------
  STOCKHOLDERS' EQUITY:
  Common stock, par value $1 per share:
  Authorized and issued 2,500,000 shares           2,500,000       2,500,000
  Additional paid-in capital                          40,455          40,455
  Retained earnings                               13,781,536      16,015,819
                                                 ------------  --------------
                                                  16,321,991      18,556,274
                                                 ------------  --------------
                                                 $30,440,865     $30,401,591
                                                 ============  ==============



















                     See notes to financial statements


                                   II-7                                 -13-

			     STERLING SUGARS, INC.
		  STATEMENTS OF INCOME AND RETAINED EARNINGS

                                                   YEARS ENDED JULY 31,
                                         -------------------------------------
                                              2003        2002        2001
                                         ----------- ----------- -----------
 REVENUES:
  Sugar and molasses sales               $39,706,963 $42,458,071 $41,911,155
  Interest earned                              2,116       3,908      10,989
  Mineral leases and royalties               312,536     519,857     977,679
  Gain (loss) on disposition of property
   and equipment                             169,237    (217,621)      2,600
  Other                                    1,330,918   1,702,370   1,564,481
					 ----------- ----------- -----------
                                          41,521,770  44,466,585  44,466,904
					 ----------- ----------- -----------
 COST AND EXPENSES:
  Cost of products sold                   43,278,782  41,228,895  41,878,444
  General and administrative               1,042,629     959,335   1,026,367
  Interest and loan expenses                 396,832     685,800     986,525
					 ----------- ----------- -----------
                                          44,718,243  42,874,030  43,891,336
					 ----------- ----------- -----------
 INCOME (LOSS) BEFORE INCOME TAXES       ( 3,196,473)  1,592,555     575,568
 INCOME TAXES (CREDIT)                   (   962,190)    600,763     211,235
					 ----------- ----------- -----------
 NET INCOME (LOSS)                       ( 2,234,283)    991,792     364,333

 RETAINED EARNINGS AT BEGINNING OF YEAR   16,015,819  15,024,027  14,659,694
					 ----------- ----------- -----------
 RETAINED EARNINGS AT END OF YEAR        $13,781,536 $16,015,819 $15,024,027
					 =========== =========== ===========
 WEIGHTED AVERAGE EARNINGS PER
  COMMON SHARE:
   Net income (Loss)                           ($.89)       $.40        $.15
					 ===========  ========== ===========
 CASH DIVIDENDS PAID                            $  0        $  0      $    0
					 =========== =========== ===========

















                        See notes to financial statements

                                    II-8                                -14-

			    STERLING SUGARS, INC.
			  STATEMENTS OF CASH FLOWS

                                                Years Ended July 31,
                                       --------------------------------------
                                            2003         2002        2001
				       ------------ ------------ ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings                          $ (2,234,283) $   991,792  $   364,333
 Adjustments to reconcile net income
  to net cash provided by (used
  in) operating activities:
   Depreciation                           1,975,176    2,043,711    2,251,299
   Deferred income taxes                 (  980,000)     379,740       57,260
   (Gain) loss on dispositions of property
    and equipment                        (  169,237)     217,621      ( 2,600)
   Changes in operating assets and liabilities:
   (Increase) decrease in accounts
    receivable                            1,085,599     (292,129)     315,996
   (Increase) decrease in inventories       529,478   (2,406,962)     (31,434)
   (Increase) decrease in prepaid expenses ( 34,882)      91,123       45,702
    Increase (decrease) in accounts payable
     and accrued expenses and due to cane
     growers                              1,990,204      695,836   (1,073,656)
    Decrease in expenditures future crops   379,655      379,654         -
   Other items - net                      (  50,517)     102,230     (180,616)
					  ----------- ------------ -----------
  NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES                   2,491,193    2,202,616    1,746,284
					 ------------ ------------ -----------
  CASH FLOWS FROM INVESTING ACTIVITIES:
   Increase in notes receivable              63,928      (53,817)     (10,980)
   Collection on notes receivable            56,508       88,605       88,271
   Purchases of property, plant and
    equipment                            (3,227,642)  (1,843,521)  (1,912,005)
   Proceeds from dispositions of
    property and equipment                  634,610       70,185        2,600
   					 ------------  ----------- -----------
  NET CASH (USED IN)
   INVESTING ACTIVITIES                  (2,472,596)  (1,738,548)  (1,832,114)
   					 ------------- ----------- -----------
  CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from short-term notes
    payable and long-term debt            7,971,005    9,179,523    3,999,039
   Payments on short-term notes
    payable and long-term debt           (7,992,358)  (9,673,674)  (3,890,760)
					 ------------ ------------ -----------
   NET CASH PROVIDED BY
    FINANCING ACTIVITIES                 (   21,353)  (  494,151)     108,279
					 ------------ ------------ -----------
   INCREASE (DECREASE) IN CASH AND
    TEMPORARY CASH INVESTMENTS           (    2,756)  (   30,083)      22,449
   CASH AND TEMPORARY CASH INVESTMENTS
    AT BEGINNING OF YEAR                      3,866       33,949       11,500
					  ----------- ----------- -----------
    (Continued)


                                      II-9                                -15-

			       STERLING SUGARS, INC.
			     STATEMENTS OF CASH FLOWS

                                                 Years Ended July 31,
					  ------------------------------------
                                             2003         2002        2001
					  ------------ ----------- -----------
  CASH AND TEMPORARY CASH INVESTMENTS
   AT END OF YEAR                         $   1,110    $    3,866  $   33,949
					  ============ =========== ===========

  SUPPLEMENTAL INFORMATION REGARDING
   CASH FLOWS:
   INTEREST PAID                          $ 398,323    $  722,519  $  972,274
					  ============ ============ ==========

  INCOME TAXES PAID                       $ 127,435    $  132,591  $  177,043
					  ============ ============ ===========





































                          See notes to financial statements

                                      II-10                              -16-

			      STERLING SUGARS, INC.
			  NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED JULY 31, 2003, 2002 AND 2001


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







                                   II-11                               -17-

 3. NOTES PAYABLE

      The Company had $4,207,023 short-term outstanding notes payable at July 31, 2003 and $3,512,000 short-term notes payable outstanding at July 31, 2002.

      The maximum aggregate short-term borrowings outstanding were $32,110,900 in 2003, $32,005,668 in 2002 and $29,417,000 in 2001. The average aggregate amount of short-term borrowings and the weighted average interest rate was approximately $2,331,640 and 4.02% in 2003, $6,942,653 and 4.41% in 2002,
 and $4,734,800 and 7.35% in 2001. Short-term borrowings occur primarily during the months of September through January.

 4. LONG-TERM DEBT AND CAPITAL LEASE
     Long-term debt at July 31, 2003 and 2002 consisted
     of the following:
                                                        2003        2002
                                                     -----------  -----------
     6.50% note collateralized by equipment
     payable in four annual payments of
     $68,250 each, including interest with
     final payment due in December, 2005.            $   180,290      -

     7.00% mortgage note collateralized by
     substantially all assets of the Company;
     payable in semi-annual payments of
     $275,000, interest payable quarterly, with the
     unpaid balance due December 31, 2006.           $ 3,605,045 $ 4,380,100

     7.90% note collateralized by equipment payable
     in two annual installments of $46,373 including
     interest beginning September 6, 2001                  -          41,405

     Non-interest bearing unsecured note payable due
     in 4 annual installments of $37,500 each with
     the final payment due in September, 2002.             -          37,500
                                                    ------------ ------------
                                                     $ 3,785,335 $ 4,459,005
     Less portion due within one year                   (618,250)   (628,905)
                                                    ------------ ------------
                                                     $ 3,167,085 $ 3,830,100
                                                    ============ ============

     The aggregate annual principal payments applicable to these notes and capital leases are payable as follows:

       Year ended July 31, 2004           $    618,250
       Year ended July 31, 2005                618,250
       Year ended July 31, 2006                593,790
       Year ended July 31, 2007              1,955,045
       Thereafter                                 -
					  -------------
                                          $  3,785,335
					  =============




                                   II-12                                 -18-

     The Company has a line of credit of $12,000,000 with a bank.
     At July 31, 2003, the Company was in compliance with all debt covenants relating to the line of credit.

  5. INCOME TAXES

    Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's net deferred tax liability as of July 31, 2003 and 2002 are as follows:

                                                        2003        2002
						   ------------ ------------
    Deferred tax assets:
       Tax credit carryforwards                    $   153,000    $  153,920
       Operating loss carryovers                     1,602,000       357,939
       Other                                              -            3,141
                                                   ------------ -------------
        Total                                        1,755,000       515,000

    Deferred tax liabilities:
       Differences between book and tax basis of
       property                                     (2,654,000)   (2,394,000)
						   ------------ -------------

       Net                                         $(  899,000)  $(1,879,000)
						   ============ =============
   The foregoing net amounts were included in the accompanying balance sheet as follows:
                                                          2003      2002
                                                    ------------ -----------
   Deferred tax assets - Current                    $ 1,576,000  $   334,000
   Deferred tax liability - Non-current              (2,475,000)  (2,213,000)
                                                    ------------ -----------
   Net                                               (  899,000) $(1,879,000)
                                                    ============ ===========

   There was no valuation allowance required at July 31, 2003 and 2002.

   Income taxes (benefits) consist of the following components:

                                                2003      2002        2001
					    ---------- ---------- -----------
   Current tax liability                    $   17,810 $  174,763 $  138,235
   Deferred                                  ( 980,000)   426,000     73,000
					    ---------- ---------- -----------
                                            $( 962,190)$  600,763 $  211,235
					    ========== ========== ===========

   State income taxes included in income tax expense amounted to approximately $0 in 2003, $78,550 in 2002, and $12,000 in 2001.





                                   II-13                                  -19-

   Deferred income taxes relate primarily to the following items:

                                                 2003      2002        2001
					    ----------- ---------- -----------
   Depreciation                             $   262,000  $ 426,000 $   72,760
   Gain on sale of assets                         -           _          -
   Net operating loss carryforward           (1,242,000)      _          -
   Other                                          _           _           240
					    ----------- ---------- ------------
                                            $(  980,000) $ 426,000 $   73,000
					    =========== ========== ============

   Income taxes as a percentage of pretax earnings vary from the effective Federal statutory rate of 34%. The reasons for these differences are shown below:
                                        2003          2002          2001
                                  ---------------- ------------ ---------------
                                        Amount  %   Amount    %    Amount   %
                                  ---------------- ------------ ---------------
   Income taxes at statutory
    rate of pretax earnings       $ (1,086,801)-34 $  522,212 34 $  195,693 34
   Increase (decrease) in taxes
    resulting from:
     State income taxes                      0   0     78,551  5     12,000  1
     Other items - net                 124,611   4          0  0      3,542  0
                                  ---------------- ------------- --------------
   Actual income taxes            $ (  962,190)-30 $  600,763 39 $  211,235 35
                                  ================ ============= =============

   At July 31, 2003 the Company had alternative minimum tax credit carryforwards of approximately $153,257 available to reduce future income taxes payable under certain circumstances. The alternative minimum tax credit carryover period is unlimited. The Company had a net operating loss carryover of approximately $4,701,379 which can be utilized ratably over the next five years and provides for a maximum carryover period of fifteen years.

 6. RETIREMENT PLAN
   The Company has a defined benefit non-contributory retirement plan in force covering eligible salaried and factory hourly employees. The Company's current policy is to contribute annually the amount that can be deducted for federal income tax purposes. The benefits are based upon years of service and employee's compensation during the best five years of employment. The total pension expense for the years ended July 31, 2003, 2002 and 2001 was $70,000, $70,031, and $83,841, respectively.













                                   II-14                                 -20-

   Data relative to the Plan were as follows (in thousands):
                                                             July 31,
						       ---------------------
                                                         2003        2002
						       ---------  ---------
   Actuarial present value of benefit obligations:
     Vested benefit obligation                         $  1,461   $  1,316
                                                       ========== =========
     Projected benefit obligation for service rendered
      to date                                          $ (1,776)  $ (1,697)
     Plan assets at fair value                            1,630      1,581
                                                       ---------- ---------
     Plan assets in excess of projected benefit
      obligation                                         (  146)      (116)
     Remaining unrecognized portion of net assets at
      February 1, 1987                                       16         16
     Unrecognized net loss from past experience
      different from that assumed                            74         74
							---------- --------
     Prepaid pension cost included in other assets      $(   56)  $    (26)
							========== ========

   The net pension expense for 2002, 2001 and 2000 included the following (income) expense components:
                                                       2003     2002     2001
                                                     --------- ------- -------
   Service cost - benefits earned during the period  $    78  $    78  $   79
   Interest cost on projected benefit obligation         109      110     111
   Actual return on plan assets                         (110)    ( 97)   (106)
   Net amortization and deferrals                       ( 10)     (10)    (10)
   						     --------- ------- -------
   NET PENSION EXPENSE                               $    67  $    81  $   74
						     ========= ======= =======

   The discount rate used in determining the actuarial present value of the projected benefit obligation was 6.25% in 2003, 7.0% in 2002 and 7.5% in 2001. The projected rate of increase in future compensation levels used was 4.5% in 2003, 5.5% in 2002 and 5.5% in 2001. The expected rate of return on plan assets was 7.0% in 2003 and 7.0% in 2002 and 7.5% in 2001. The plan's assets consist primarily of deposits in the general funds of an insurance company.

7. EMPLOYEE SAVINGS PLAN

   The Company established, effective February 1, 1992, an Employee Savings Plan under Section 401(k) of the Internal Revenue Code. The Plan, which covers eligible salaried and factory hourly employees, provides that the Company match up to 50% of the first 6% of employee contributions. The Company's contribution for the years ended July 31, 2003, 2002 and 2001 was $32,315, $42,694 and $47,221, respectively.








                                   II-15                                -21-

8. REVENUES

   Sugar and molasses sales are comprised of the following:
                                              2003         2002       2001
                                          ----------- -----------  -----------
   Sugar                                  $38,375,874 $40,405,488  $40,078,858
   Molasses                                 1,331,089   2,052,583    1,832,297
                                           ----------- ----------- -----------
                                          $39,706,963 $42,458,071  $41,911,155
                                          ============ =========== ===========

   Sugar sales to individual major customers were $2,298,791, $10,411,317 $10,155,535, $9,708,478 and $5,801,753 in 2003, $23,699,550, $10,663,573
   and $5,866,641 in 2002, $19,938,610, $4,665,396 and $15,474,852 in 2001.

   Income from mineral leases and royalties is comprised of the following:

                                                 2003      2002      2001
                                               --------- --------  ---------
   Oil and gas royalties                       $278,843  $485,186  $947,258
   Mineral leases                                33,693    34,671    30,421
   					       --------- --------  ---------
                                               $312,536  $519,857  $977,679
					       ========= ========  =========

   A well was discovered on Company property and production began on May
   3, 2000. The Company's share of production from the well as of July 31, 2003 was $278,843 and for July 31, 2002 $472,462. Production from the well has declined substantially from the approximately $933,000 collected
   for the year ended July 31, 2001.   A new well was brought in on Company
   property in May, 2003. As of July 31, 2003, the Company had not received royalties from production on the well. The well is small and producing approximately 80 barrels of oil per day and no natural gas. Oil and gas royalties consist entirely of landowners overrides which management considers incidental to the operations of the Company. Reserve information relating to production has not been made available to the Company.

   Other income is comprised of the following:
                                                2003      2002       2001
                                              --------- ---------  ---------
   Rental property                           $1,166,320 $1,259,683 $1,380,135
   Other                                        164,598    442,687    184,346
                                              --------- ---------- ----------
                                             $1,330,918 $1,702,370 $1,564,481
                                             ========== ========== ==========

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
                                     II-16                              -22-

   Gain Contingency - Disaster Relief

   Under Statement of Financial Accounting Standards No. 5 "Accounting for Contingencies," issued in March 1975, contingencies which might result in gains usually are not reflected in the accounts since to do so might be to recognize revenue prior to its realization. Therefore, the disaster relief to be issued by the federal government, described below, has not been recorded in the financial statements of the Company as of July 31, 2003.

   Under the Agricultural Assistance Act of 2003, the Commodity Credit Corporation (CCC) has been directed to pay $60,000,000 in compensation to Louisiana sugarcane producers and processors suffering economic losses from the effects of Tropical Storm Isadore, Hurricane Lili and excessive rains in October, 2002. Under the plan, the CCC will pay the processors a calculated portion of the total based on a predetermined formula, less a 7% holdback for appeals purposes. The processors are directed to pay the cane suppliers based on existing contracts between the mills and the farmers. The 7% holdback will be disbursed at the conclusion of the appeals process.

   Management, through discussion with government officials, estimates the gross amount to be paid to the Company to approximate $4,386,000, before the 7% holdback and payments to farmers of 65%. After farmer payments, the Company's portion of the proceeds is estimated to be approximately $1,535,000. These amounts are before rentals to be received from producers on Company owned land. However, there could be differences between the estimated and actual amounts received, and those differences may be material.

10. RELATED PARTIES

   During the years ended July 31, 2003, 2002 and 2001 the Company was involved in the following related party transactions:

   The Company reimbursed M. A. Patout & Son, Ltd. certain expenses paid by them on behalf of the Company. Reimbursements were $900,743 in 2003, $40,466 in 2002 and $436,951 in 2001. The majority of the reimbursements for 2003 were for differences in swapped raw sugar sales whereby M. A. Patout sold and delivered sugar for the Company and vice versa. The Company also purchased 589.85 acres of land from M. A. Patout & Son, Ltd. at fair market value.

    VALUE OF FINANCIAL INSTRUMENTS

   Estimated fair value of the Company's financial instruments were as follows (in thousands):
                                            July 31, 2003    July 31, 2002
                                           ---------------   ---------------
					   Carrying  Fair    Carrying Fair
					     value   value    value   value
					   --------- -----   -------- ------
    Cash and cash equivalents              $     1 $    1  $     4   $    4
    Accounts receivable                        196    196    1,282    1,282
    Notes receivable                           256    200      376      295
    Short-term debt                          4,207  4,207    3,512    3,512
    Accounts payable                         1,449  1,449      804      804
    Due to growers                           2,202  2,202      857      857

                                     II-17                               -23-


    Long-term debt (including current
      portion)                               3,785  3,785    4,459    4,459

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

 ITEM 9 -CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None

 ITEM 9A - CONTROLS AND PROCEDURES

        Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting on a timely basis, information required to be disclosed by us in reports that it files or submits under the Exchange Act.

   INTERNAL CONTROL OVER FINANCIAL REPORTING

        There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

















                                     II-18                                -24-

				   PART III

ITEM 10-DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding directors required under this item is contained in the registrant's Proxy Statement dated November 6, 2003 under the captions "Election of Directors" and "Information Concerning Management-Business Experience of Directors," incorporated herein by reference.

     The following table sets forth information concerning the Company's executive officers, including their principal occupation for the past five years and all positions and offices held with the Company by such executive officers. The term of each of the below named executive officers, elected November 21, 2002, expires on November 20, 2003, or when their successors have been chosen.

            NAME             CAPACITY                               AGE
      ----------------------------------------------------------------------
      Craig P. Caillier      President and CEO February 2,
			     1996 to present; Senior Vice
			     President and General Manager
                             January 1994 - February 1, 1996.        41

      Rivers Patout*         Vice President and General
                             Manager since February 16, 2003; Vice
                             President Property Development
                             March, 1998 - February 15, 2003         38

      Stanley H. Pipes       Vice President from 1977 until August
			     1989; Senior Vice President from
			     August 1989 until January 1994; Vice
			     President since that date; Treasurer
                             since 1971.                             68

 *Rivers Patout is the son of William S. Patout, III, director of the Company.

 Information required under this item as respects compliance with Section 16
 (a) of the Securities Exchange Act of 1934 is contained in the registrant's Proxy Statement dated November 6, 2003 under the caption "Information Concerning Management-Certain Transactions," incorporated herein by reference.

ITEM 11-EXECUTIVE COMPENSATION

 Information required under this item is contained in the registrant's Proxy Statement dated November 6, 2003 under the caption "Information Concerning Management-Executive Compensation," incorporated herein by reference.

ITEM 12-SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

 Information required under this item is contained in the registrant's Proxy Statement dated November 6, 2003 under the captions "Voting Securities and Principal Holders Thereof" and "Election of Directors," incorporated herein by reference.




                                    III-1                                 -25-

ITEM 13-CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

 Information required under this item is contained in the registrant's Proxy Statement dated November 6, 2003 under the caption "Information Concerning Management-Certain Transactions," incorporated herein by reference.





















































                                    III-2                                 -26-

                                    FORM 10-K

				     PART IV

ITEM 15-EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8K

 (a) 1. Financial Statements

	The following financial statements of Sterling Sugars, Inc. are included in Part II, Item 8:

         Independent Auditors Report (Fiscal Years 2003 and 2002)

         Balance Sheets as of July 31, 2003 and 2002

	 Statements of Income and Retained Earnings for years ended
          July 31, 2003, 2002, and 2001

         Statements of Cash Flows for years ended July 31, 2003,
         2002, and 2001

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

                                    FORM 10-K

				     PART IV
				   (Continued)

	       (jj) Agricultural lease - Mildred Buckner              (o)
	       (kk) Sublease - C. J. Hebert                           (o)
	       (ll) Sublease - Merrill Smith                          (o)
	       (nn) Lease Purchase Agreement-Michael Champagne        (o)
	       (oo) Hunting lease - Richard McGoff                    (o)
	       (ss) Agricultural agreement-Advanced Agriculture, Inc. (p)
	       (tt) Amendment to agriculture agreement-Advanced Ag.   (p)
               (uu) Agricultural lease renewal-Daniel Gonsoulin       (q)
               (vv) Agricultural lease renewal-Baker Plantation, Inc. (q)
               (ww) Agricultural lease renewal-Bolton Cane Company    (r)
               (xx) Agricultural lease-Northside Planting             (r)
               (yy) Agricultural lease-S & S Farms                    (r)
               (zz) Agricultural lease-Breaux Bros. Farms, Inc.       (r)
              (aaa) Lease Agreement-Myette Point Boat Landing         (r)
              (bbb) Lease Agreement-Myette Point Dock                 (r)
              (ccc) Agricultural lease - Ellender Farms               (s)
              (ddd) Agricultural lease - Gravois Farms                (s)
               (II) Computation of earnings per share                 (*)
               31.1 CERTIFICATION PURSUANT TO SECTION 302 OF THE
                    SARBANES-OXLEY ACT OF 2002                        (*)
               31.2 CERTIFICATION PURSUANT TO SECTION 302 OF THE
                    SARBANES-OXLEY ACT OF 2002                        (*)
               32.1 CERTIFICATION PURSUANT TO SECTION 906 OF THE
                    SARBANES-OXLEY ACT OF 2002                        (*)

  (b) Reports on Form 8K

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

  (b) Incorporated by reference from registrant's Form 10-K for the fiscal year ended January 31, 1981.*

  (c) Incorporated by reference from registrant's Form 10-K for the fiscal year ended January 31, 1982.*

  (e) Incorporated by reference from registrant's Form 10-K for the fiscal year ended January 31, 1984.*

  (f) Incorporated by reference from registrant's Form 10-K for the fiscal year ended January 31, 1986.*

  (g) Incorporated by reference from registrant's Form 10-K for the fiscal year ended January 31, 1987.*

  (i) Incorporated by reference from registrant's Form 10-K for the fiscal year ended January 31, 1989.*

  (j) Incorporated by reference from registrant's Form 10-K for the fiscal year ended January 31, 1990.*
                                     IV-3                                -29-

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

  (*) Filed herewith
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

						STERLING SUGARS, INC.

    Date October 27, 2003                       BY /s/ Craig P. Caillier
    ---------------------                       ------------------------
						   Craig P. Caillier
						   President & CEO

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, which includes the Chief Executive Officer, the Chief Financial and Accounting Officer and a majority of the Board of Directors, on behalf of the Registrant and in the capacities and on the dates indicated:

  /s/ Craig P. Caillier         President & CEO             October 27, 2003
  ---------------------------
       Craig P. Callier

  /s/ Stanley H. Pipes          Vice President & Treasurer
  ---------------------------   (Principal Financial and
       Stanley H. Pipes         Accounting Officer)         October 27, 2003

  /s/ Bernard E. Boudreaux      Chairman of Board           October 27, 2003
  ---------------------------
       Bernard E. Boudreaux

  /s/ Robert Patout             Director                    October 27, 2003
  ---------------------------
       Robert Patout

  /s/ Peter V. Guarisco         Director                    October 27, 2003
  ---------------------------
       Peter V. Guarisco

  /s/ James Keys                Director                    October 27, 2003
  ---------------------------
       James Keys

  /s/ Victor Guarisco, II       Director                    October 27, 2003
  ---------------------------
       Victor Guarisco, II

  /s/ William S. Patout, III    Director                    October 27, 2003
  ---------------------------
       William S. Patout, III

  /s/ Frank William Patout      Director                    October 27, 2003
 ----------------------------
       Frank William Patout




                                        IV-5                            -31-


 EXHIBIT II

				STERLING SUGARS, INC.
                         COMPUTATION OF EARNINGS PER SHARE

                                                   Years Ended July 31,
                                            ---------------------------------
                                               2003       2002        2001
                                            ---------------------------------
 Primary
  Income (Loss)                             $(2,234,283) $ 991,792  $ 364,333
                                            ============ =========  =========


 Shares
  Weighted average number of common
  shares outstanding                         2,500,000   2,500,000  2,500,000
					    ---------- ----------- ----------
  Primary earnings (loss) per share              ($.89)       $.40       $.15
                                            ========== =========== ==========







































                                     IV-6                               -32-


EXHIBIT 31.1


                                CERTIFICATIONS

 I, Craig P. Caillier, certify that:
  1. I have reviewed this annual report on Form 10-K of Sterling Sugars, Inc.;

  2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

  3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report.

  4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report if being prepared;

     b) Evaluated the effectiveness of the restrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation;
        and
     c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

  5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


                                     IV-7                              -33-


 Date: October 27, 2003
       ----------------
 /s/ Craig P. Caillier
 ----------------------
 Craig P. Caillier
 President and Chief Executive Officer

EXHIBIT 31.2

 I, Stanley H. Pipes, certify that:
   1. I have reviewed this annual report on Form 10-K of Sterling Sugars, Inc.;

   2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

   3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report.

   4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report if being prepared;

     b) Evaluated the effectiveness of the restrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

   5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

                                     IV-8                               -34-

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

  Date: October 27, 2003
        ----------------

        /s/ Stanley H. Pipes
        --------------------
        Stanley H. Pipes
        Vice President and Treasurer
       (Principal Financial and Accounting Officer)

EXHIBIT 32.1


                          CERTIFICATION PURSUANT TO
                           18 U.S.C. SECTION 1350,
                           AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

       In connection with the Annual Report of Sterling Sugars, Inc.
  (the "Company") on Form 10-K for the fiscal year ending July 31, 2003 as filed with the Securities and Exchange Commission on the date hereof
  (the "Report"), I, Craig P. Caillier, President and Chief Executive Officer of the Company, and I, Stanley H. Pipes, Vice President and Treasurer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

       (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

       (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                       /s/ Craig P. Caillier
  Date: October 27, 2003               ---------------------
                                       Craig P. Caillier
                                       President and Chief Executive Officer

  Date: October 27, 2003               /s/ Stanley H. Pipes
                                       ____________________
                                       Stanley H. Pipes
                                       Vice President & Treasurer












                                     IV-9                              -35-

                               INDEX TO EXHIBITS

       (10) Material Contracts

            None

                                                                     Page
       (II)   Computation of Earnings per Common Share                32
       (31.1) Certification                                           33
       (31.2) Certification                                           34
       (32.1) Certification                                           35















































                                     IV-10                              -36-