Form 10-Q
period 2003-10-31
STERLING SUGARS INC
filed 2003-12-12
CIK 94185

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                                   FORM 10-Q

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended October 31, 2003

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

        There were 2,500,000 common shares outstanding at November 28, 2003.

                                                  Total number of pages   17







                           STERLING SUGARS, INC.

                                 I N D E X

                                                                  PAGE
                                                                 NUMBER
        PART I:  FINANCIAL INFORMATION:

         ITEM 1. FINANCIAL STATEMENTS

                 Condensed balance sheets October 31, 2003
                 (unaudited) and July 31, 2003                     I-1

                 Statements of earnings and retained earnings
                 Three months ended October 31, 2003
                 (unaudited) and 2002 (unaudited)                  I-2

                 Statements of cash flows
                 Three months ended October 31, 2003
                 (unaudited) and 2002 (unaudited)                  I-3

                 Notes to condensed financial statements
                 Three months ended October 31, 2003 and 2002      I-5



         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS     I-6

         ITEM 4. CONTROLS AND PROCEDURES                           I-9

        PART II. OTHER INFORMATION:

         ITEM 1. LEGAL PROCEEDINGS                                II-1

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8K                  II-1





















                                                                          -2-








                           STERLING SUGARS, INC.
                          CONDENSED BALANCE SHEETS

                                                  October 31,    July 31,
                                                     2003          2003
                                                   UNAUDITED       NOTE
     ASSETS:                                    ---------------------------
      CURRENT ASSETS:
       Cash and short-term investments          $    386,250  $      1,110
       Accounts receivable                         3,014,409       195,943
       Inventories at lower of cost or market      9,114,937     2,638,131
       Deferred income taxes                       1,576,000     1,576,000
       Other current assets                          325,522       415,183
                                                ------------- -------------
            TOTAL CURRENT ASSETS                $ 14,417,118  $  4,826,367
                                                ------------- -------------
       Property, plant and equipment - net      $ 26,782,723  $ 24,928,615
                                                ------------- -------------
       Expenditures for future crops            $    379,654  $    379,654
                                                ------------- -------------
       Notes receivable - No allowance for
        doubtful accounts considered necessary  $    244,147  $    255,646
                                                ------------- -------------
       Other assets                             $     56,497  $     50,583
                                                ------------- -------------
                                                $ 41,880,139  $ 30,440,865
                                                ============= =============
     LIABILITIES AND STOCKHOLDERS' EQUITY:
      CURRENT LIABILITIES:
       Notes Payable                            $ 12,000,000  $  4,207,023
       Accounts payable and accrued expenses       2,760,480     1,449,124
       Due cane growers                            3,211,956     2,202,392
       Current portion long-term debt                618,250       618,250
                                                ------------- -------------
            TOTAL CURRENT LIABILITIES           $ 18,590,686  $  8,476,789
                                                ------------- -------------
       Long-term debt                           $  3,077,655  $  3,167,085
                                                ------------- -------------
       Deferred income taxes                    $  2,475,000  $  2,475,000
                                                ------------- -------------

     STOCKHOLDERS' EQUITY:
        Common stock                            $  2,500,000  $  2,500,000
        Additional paid in capital                    40,455        40,455
        Retained earnings                         15,196,343    13,781,536
                                                ------------- -------------
                                                $ 17,736,798  $ 16,321,991
                                                ------------- -------------
                                                $ 41,880,139  $ 30,440,865
                                                ============= =============

       NOTE: The balance sheet at July 31, 2003 has been taken from the audited financial statements at that date and condensed.

                   See notes to condensed financial statements


                                      I-1                                -3-








                              STERLING SUGARS, INC.
                 STATEMENT OF EARNINGS AND RETAINED EARNINGS
                                 (UNAUDITED)

                                              THREE MONTHS ENDED OCTOBER 31
                                              -----------------------------
                                                      2003         2002
                                                     ------       ------
                                                  (Unaudited)   (Unaudited)
        REVENUES:

         Sugar and molasses sales                $  6,422,358  $  8,440,926
         Interest earned                                  920           781
         Mineral leases and royalties                 130,356        86,274
         Other (Note B)                             2,160,254       438,370
                                                 ------------  ------------
                                                 $  8,713,888  $  8,966,351
                                                 ------------  ------------

        COSTS AND EXPENSES:

         Cost of products sold                   $  6,082,543  $ 10,348,164
         General and administrative                   212,984       259,767
         Interest expense                             136,414        81,306
                                                 ------------  ------------
                                                 $  6,431,941  $ 10,689,237
                                                 ------------  ------------

        NET EARNINGS (LOSS) BEFORE INCOME TAXES  $  2,281,947  $ (1,722,886)
        INCOME TAX EXPENSE (CREDIT)                   867,140      (654,697)
                                                 ------------  ------------
        NET EARNINGS (LOSS)                      $  1,414,807  $ (1,068,189)

        RETAINED EARNINGS AT BEGINNING OF PERIOD   13,781,536    16,015,819
                                                 ------------  ------------
        RETAINED EARNINGS AT END OF PERIOD       $ 15,196,343  $ 14,947,630
                                                 ============  ============

        NET EARNINGS (LOSS) PER SHARE            $        .57  $       (.43)
                                                 ============  ============















                  See notes to condensed financial statements

                                      I-2                                 -4-







                             STERLING SUGARS, INC.
                           STATEMENT OF CASH FLOWS

                                                THREE MONTHS ENDED OCTOBER 31
                                                -----------------------------
                                                         2003         2002
                                                        ------       ------
                                                      (Unaudited) (Unaudited)
   OPERATING ACTIVITIES:
    Net earnings (Loss)                            $  1,414,807  $ (1,068,189)
    Adjustments to reconcile net earnings to net
     cash provided by (used in) operating
     activities:
     Depreciation                                       607,224       493,018
    Changes in operating assets and liabilities:
     Increase in accounts receivable                 (2,818,466)   (5,311,017)
     (Increase) decrease in inventories              (6,476,806)    1,725,780
     Increase (decrease) in other current assets     (   89,661)       35,205
     Increase in accounts payable, accrued expenses
      and due cane growers                            2,320,920     1,367,909
     Other items - net                                  184,907      (175,073)
                                                   ------------- ------------
    Net cash used in operating activities          $ (4,857,075) $ (2,932,367)
                                                   ------------- ------------
    INVESTING ACTIVITIES:
     Purchase of property, plant and equipment     $ (2,461,332) $   (444,551)
     Proceeds from sale of land                            -          110,000
                                                   ------------- -------------
     Net cash used in investing activities         $ (2,461,332) $   (334,551)

    FINANCING ACTIVITIES:
     Proceeds from short-term debt                 $ 10,580,000  $  7,163,200
     Payments on short-term debt                     (2,787,023)   (3,941,200)
     Proceeds from long-term debt                          -          244,140
     Payments on long-term debt                      (   89,430)   (  253,708)
                                                   ------------- ------------
     Net cash provided by (used in) financing
       activities                                  $  7,703,547  $  3,212,432
                                                   ------------- ------------

    Increase (decrease) in cash and temporary
     investments                                   $    385,140  $    (54,486)
    Cash and temporary investments at the
     beginning of the period                              1,110         3,866
                                                   ------------- ------------
    Cash and temporary investments at the
     end of the period                             $    386,250  $    (50,620)
                                                   ============= =============
    Continued


                   See notes to condensed financial statements






                                       I-3                                 -5-







                            STERLING SUGARS, INC.
                           STATEMENT OF CASH FLOWS
                                (CONTINUED)

                                            THREE MONTHS ENDED OCTOBER 31
                                            ------------------------------
                                                   2003        2002
                                                 --------    ---------
                                                (Unaudited)  (Unaudited)

      Supplemental information:

         Interest paid                           $  141,357  $   30,724
                                                 ==========  ==========
         Income taxes paid                       $     -           -
                                                 ==========  ==========










































                                       I-4                               -6-







                            STERLING SUGARS, INC.
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                 THREE MONTHS ENDED OCTOBER 31, 2003 AND 2002
                                 (UNAUDITED)


        A. CONDENSED FINANCIAL STATEMENTS:

             The condensed balance sheet as of October 31, 2003, the statements of earnings and retained earnings for the three months ending October 31, 2003 and 2002, and the condensed statements of cash flows for the three month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at October 31, 2003 and for all periods presented have been made.

             Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the July 31, 2003 annual report to stockholders and the Form 10-K filed with the Securities and Exchange Commission on October 29, 2003. The results of operations for the period ending October 31, 2003 are not necessarily indicative of the operating results for the full year.

        B. DISASTER RELIEF SUBSIDY

             Under the Agricultural Assistance Act of 2003, the Commodity Credit Corporation (CCC) has been directed to pay $60,000,000 in compensation to Louisiana sugarcane producers and processors suffering economic losses from the effects of Tropical Storm Isadore, Hurricane Lili and excessive rains in October, 2002. Under the plan, the CCC paid, in October, 2003, the processors a calculated portion of the total based on a predetermined formula, less a 7% holdback for appeals purposes. The processors paid the cane suppliers based on existing contracts between the mills and the farmers. The 7% holdback will be disbursed at the conclusion of the appeals process.

             Management estimates the gross amount to be paid to the Company to be $4,386,000 before the 7% holdback and payments to farmers of 65%. After farmer payments, the Company's portion of the proceeds is estimated to be approximately $1,535,000. These amounts are before rentals to be received from producers on Company owned land. These rentals, including the 7% holdback, are estimated to be $106,875 resulting in a total due the Company of $1,641,875.








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

  Results of Operations:
  ----------------------

   General Information:
   --------------------
          The Company commenced grinding on September 24, 2003. Weather has been generally good for harvesting and grinding cane compared to the storms last year which damaged the cane and delayed the start of grinding until October 10, 2002. As of December 5, 2003, the Company is averaging 207 pounds of sugar per ton of cane compared to 172 and 200 pounds of sugar per ton for the last two years, respectively. Although sugar yields are up compared to the previous two years, the dry weather has reduced the tonnage of sugarcane per acre. The Company expects to grind approximately 900,000 tons of cane this crop compared to 1,027,182 and 1,063,646 tons for the previous two years, respectively. In all probability, the Company will produce about the same total pounds of sugar as last year or possibly slightly more.
          Lost time percent is 4.96 percent for the current crop
     compared to 7.94 percent and 4.71 percent for the previous two years. Average tons ground per crop day was 9,827 at December 5, 2003 compared to 9,911 and 10,585 on the same day for the previous two years.
          The raw sugar price has increased compared to the previous two
     years.   The basis price paid to farmers for the years 2002, 2001 and
     2000 was $20.68 cents per pound, $20.45 and $18.40, respectively. The price for the current year (2003 crop) is expected to be slightly higher than the price for the 2002 crop.





                                        I-6                                -8-









     Sugar and Molasses Sales:
     -------------------------

          Sugar and molasses sales for the three months ended October 31, 2003 and 2002 were as follows:
                                                2003         2002
                                               ------       ------
              Raw sugar sales              $ 6,135,213   $ 8,281,411
              Molasses sales                   287,145       159,515
                                           ------------ -------------
                                           $ 6,422,358   $ 8,440,926
                                           ============ =============

          As of October 31, 2003, the Company had shipped 14,416 tons of raw sugar compared to 15,333 tons shipped as of October 31, 2002. Raw sugar sales are down from last year and inventories up due to lesser deliveries of sugar to refiners as compared to last year. Shipments of raw sugar are dictated by the refiners based on their needs and production schedules.

          Molasses production is up slightly at 5.27 gallons per ton of sugarcane as of October 31, 2003 compared to 4.92 gallons per ton and
     6.07 gallons per ton for the last two years. The increased production this year has resulted in increased sales for the current year. As of October 31, 2003, the Company had shipped 1,061,662 gallons of molasses compared to 522,747 gallons the previous year. The molasses price is down substantially this year over the previous two years. Currently, the molasses price is quoted at $53.75 per ton compared to $60 and $68 for the previous two years.

     Interest Earned:
     ----------------

         Interest earned was $920 for the three months ending October 31, 2003 compared to $781 for the same period last year.

     Mineral Leases and Royalties:
     -----------------------------

          Mineral leases and royalties were $130,356 for the three months ended October 31, 2003 compared to $86,274 for 2002 and $126,298 for
     2001.   There were no new oil and gas leases granted for
     the three month period ended October 31, 2003. The increase in 2003 compared to 2002 is a result of royalties received on a new well completed in May, 2003. The new well is currently producing approximately 60 barrels of oil per day and no natural gas. When completed the well was producing 80 barrels of oil per day.
     All royalties are applied to the Company's long-term debt.

     Other Revenues:
     ---------------

          Other revenues consist mainly of miscellaneous income and cane land rentals. Cane land rentals for the three months ended October 31, 2003 were $473,864 compared to $315,121 for the same period in the prior year. The increase in cane rental income is primarily because of


                                      I-7                                 -9-








     the earlier start of grinding which resulted in more tonnage ground as of October 31, 2003 compared to the previous year and that coupled with the increased sugar yields per ton of cane increased rental income from Company lands. Also included in other income is a disaster relief payment totaling $1,641,875 received in October, 2003. Please refer to Note B to the financial statements for a more complete explanation.

     Cost of Products Sold:
     ----------------------

          Cost of products sold decreased to $6,082,543 for the three months ended October 31, 2003 compared to $10,148,364 for the three month period ending October 31, 2002. The two storms during last year's crop contributed to the large cost of products sold at October 31, 2002. Good weather this year has lowered costs of production considerably. Costs relating to sales are charged to cost of products sold.

     General and Administrative Expenses:
     ------------------------------------

          General and administrative expenses were $212,984 for the current period and $259,767 for the same period last year. The decrease reflects a general overall decrease in the various costs, such as clerical salaries and franchise taxes, included in this category.

     Interest Expense:
     -----------------

          Interest expense increased to $136,414 for the three months ended October 31, 2003 from $81,306 for the three months ended October 31, 2002. The increase is attributable to higher short-term borrowings. The interest rate for short-term borrowings for the two years was 4 percent at October 31, 2002 and 3.75% at October 31, 2003.

     Income Taxes:
     -------------

          Income taxes (credit) for the three month periods ending October 31, 2003 and 2002 were recorded at the statutory rate of 38 percent which reflects the 34 percent federal corporate rate plus 4 percent state income taxes.

     Liquidity and Capital Resources:
     --------------------------------

          At October 31, 2003, the Company had negative working capital of $4,173,568 compared to negative working capital of $1,564,947 at October 31, 2002. Working capital ratios were .77:1 and .85:1 respectively.

          Typically, the Company begins short-term borrowing during the idle season to finance company operations and capital additions. At July 31, 2003, short-term debt outstanding was $4,207,023 and at October 31, 2003 short-term debt had increased to $12,000,000. At July 31, 2002, short-term debt was $3,512,000 and had increased to $6,719,000 by October 31, 2002. The $12,000,000 short-term debt outstanding at October 31, 2003 includes financing for a new boiler costing approximately $3,200,000 installed and placed in service in early October, 2003. In November, 2003 the Company financed $3,000,000 payable in twelve consecutive semi-annual payments of $250,000 plus interest at the rate of 5.75% per annum. The first payment
                                       I-8                               -10-






     on the note is due March 31, 2004. The Company will continue to use the proceeds from oil and gas royalties to pay down long-term debt.
     The Company has a $12,000,000 line of credit with a bank.

   ITEM 4 - DISCLOSURE CONTROLS AND PROCEDURES

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

   INTERNAL CONTROL OVER FINANCIAL REPORTING

        There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13-15(f) and 15d-15(f) under the Exchange Act) during the first fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

































                                   I-9                                 -11-







      PART II - OTHER INFORMATION

         ITEM 1  - LEGAL PROCEEDINGS

            There have been no material developments in the legal proceedings reported in the Company's Annual Report on Form 10-K for the year ended July 31, 2003.

         ITEM 6  - EXHIBITS AND REPORTS ON FORM 8K
                   (a) Exhibits
                       Exhibit   Description                          Page
                       ----------------------------------------------------
                       11        Computation of Earnings per Share     14
                       31.1      Section 906 Certification of Chief    14
                                  Executive Officer
                       31.2      Section 906 Certification of Chief    15
                                  Financial Officer
                       32.1      Certification Pursuant to 18 U.S.C.   16
                                  Section 1350, as Adopted Pursuant
                                  to Section 906 of the Sarbanes-Oxley
                                  Act of 2002

                   (b) Reports on Form 8K
                       No reports on Form 8-K have been filed for the period.


































                                   II-1                                -12-







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


     DATE   December 12, 2003                By /s/ Craig P. Caillier
         ---------------------------         ------------------------
                                              CRAIG P. CAILLIER
                                              PRESIDENT AND CEO




    DATE    December 12, 2003                By /s/ Stanley H. Pipes
        ----------------------------         -------------------------
                                              STANLEY H. PIPES
                                              VICE PRESIDENT AND TREASURER






























                                     II-2                                -13-







 EXHIBIT 11

				STERLING SUGARS, INC.
                         COMPUTATION OF EARNINGS PER SHARE

                                                   Years Ended October 31
                                                  -----------------------
                                                      2003        2002
                                                  ------------ ------------
 Primary
  Income (Loss)                                   $ 1,414,807  $(1,068,189)
                                                  ============ ============


 Shares
  Weighted average number of common
  shares outstanding                                2,500,000    2,500,000
                                                    ----------   ----------
  Primary earnings (loss) per share                      $.57        $(.43)
                                                    ==========   ==========


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

     b) Evaluated the effectiveness of the restrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
                                                                         -14-







     c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

  5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

  Date: December 12, 2003
       ----------------
  /s/ Craig P. Caillier
  ----------------------
  Craig P. Caillier
  President and Chief Executive Officer


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


                                                                         -15-







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

  Date: December 12, 2003
        -----------------

        /s/ Stanley H. Pipes
        --------------------
        Stanley H. Pipes
        Vice President and Treasurer
       (Principal Financial and Accounting Officer)


EXHIBIT 32.1


                          CERTIFICATION PURSUANT TO
                           18 U.S.C. SECTION 1350,
                           AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

       In connection with the Quarterly Report of Sterling Sugars, Inc.
  (the "Company") on Form 10-Q for the quarter ending October 31, 2003 as filed with the Securities and Exchange Commission on the date hereof
  (the "Report"), I, Craig P. Caillier, President and Chief Executive Officer of the Company, and I, Stanley H. Pipes, Vice President and Treasurer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

       (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

       (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.
                                                                         -16-






                                       /s/ Craig P. Caillier
  Date: December 12, 2003              ---------------------
                                       Craig P. Caillier
                                       President and Chief Executive Officer

  Date: December 12, 2003              /s/ Stanley H. Pipes
                                       ____________________
                                       Stanley H. Pipes
                                       Vice President & Treasurer

















































                                                                        -17-