Form 10-Q
period 2004-01-31
STERLING SUGARS INC
filed 2004-03-10
CIK 94185

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                                   FORM 10-Q

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended January 31, 2004

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

        There were 2,500,000 common shares outstanding at March 5, 2004.


                                                  Total number of pages  -18-

                                                                          -1-








                            STERLING SUGARS, INC.

                                 I N D E X

                                                                  PAGE
                                                                 NUMBER
        PART I:  FINANCIAL INFORMATION:

         ITEM 1. FINANCIAL STATEMENTS

                 Condensed balance sheets January 31, 2004
                 (unaudited) and July 31, 2003                     I-1

                 Statements of earnings and retained earnings
                 Six months ended January 31, 2004 (unaudited)
                 and 2003 (unaudited)                              I-2

                 Statements of earnings and retained earnings
                 Three months ended January 31, 2004 (unaudited)
                 and 2003 (unaudited)                              I-3

                 Statements of cash flows
                 Six months ended January 31, 2004 (unaudited)
                 and 2003 (unaudited)                              I-4

                 Notes to condensed financial statements
                 Three and six months ended January 31, 2004
                 and 2003                                          I-5

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

         ITEM 4. CONTROLS AND PROCEDURES                           I-9

        PART II. OTHER INFORMATION:

         ITEM 4. SUBMISSSION OF MATTERS TO A VOTE OF SECURITY
                 HOLDERS                                          II-1

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8K                  II-1

















                                                                       -2-








                            STERLING SUGARS, INC.
                          CONDENSED BALANCE SHEETS

                                                  January 31,    July 31,
                                                     2004          2003
                                                   UNAUDITED       NOTE
     ASSETS:                                    ---------------------------
      CURRENT ASSETS:
       Cash and short-term investments          $    506,991  $      1,110
       Accounts receivable                         2,622,632       195,943
       Inventories at lower of cost or market     12,778,887     2,638,131
       Deferred income taxes                       1,576,000     1,576,000
       Other current assets                          269,545       415,183
                                                ------------- -------------
            TOTAL CURRENT ASSETS                $ 17,754,055  $  4,826,367
                                                ------------- -------------
       Property, plant and equipment - net      $ 26,243,975  $ 24,928,615
                                                ------------- -------------
       Expenditures for future crops            $    379,654  $    379,654
                                                ------------- -------------
       Notes receivable - No allowance for
        doubtful accounts considered necessary  $    225,745  $    255,646
                                                ------------- -------------
       Other assets                             $     56,498  $     50,583
                                                ------------- -------------
                                                $ 44,659,927  $ 30,440,865
                                                ============= =============
     LIABILITIES AND STOCKHOLDERS' EQUITY:
      CURRENT LIABILITIES:
       Notes Payable                            $  5,096,000  $  4,207,023
       Accounts payable and accrued expenses       3,563,009     1,449,124
       Due cane growers                            6,788,855     2,202,392
       Current portion long-term debt              1,168,250       618,250
                                                ------------- -------------
            TOTAL CURRENT LIABILITIES           $ 16,616,114  $  8,476,789
                                                ------------- -------------
       Long-term debt                           $  4,939,439  $  3,167,085
                                                ------------- -------------
       Deferred income taxes                    $  2,475,000  $  2,475,000
                                                ------------- -------------

     STOCKHOLDERS' EQUITY:
        Common stock                            $  2,500,000  $  2,500,000
        Additional paid in capital                    40,455        40,455
        Retained earnings                         18,088,919    13,781,536
                                                ------------- -------------
                                                $ 20,629,374  $ 16,321,991
                                                ------------- -------------
                                                $ 44,659,927  $ 30,440,865
                                                ============= =============

       NOTE: The balance sheet at July 31, 2003 has been taken from the audited financial statements at that date and condensed.

                   See notes to condensed financial statements


                                      I-1                                -3-








                           STERLING SUGARS, INC.
                 STATEMENT OF EARNINGS AND RETAINED EARNINGS
                                 (UNAUDITED)

                                                SIX MONTHS ENDED JANUARY 31
                                                ---------------------------
                                                     2004         2003
       REVENUES:                                 -----------   -----------

         Sugar and molasses sales                $26,925,532   $31,180,358
         Interest earned                               4,790           781
         Mineral leases and royalties                264,248       151,738
         Gain (loss) on disposal of Assets              -          171,768
         Other (NOTE B)                            2,845,138     1,236,621
                                                 -----------   -----------
                                                 $30,039,708   $32,741,266
        COSTS AND EXPENSES:                      -----------   -----------

         Cost of products sold                   $22,225,215   $30,269,836
         General and administrative                  541,856       526,725
         Interest expense                            325,245       194,182
                                                 -----------   -----------
                                                 $23,092,316   $30,990,743
                                                 -----------   -----------
        NET EARNINGS BEFORE INCOME TAXES         $ 6,947,392   $ 1,750,523
        INCOME TAXES                               2,640,009       665,199
                                                 -----------   -----------
        NET EARNINGS  (NOTE B)                   $ 4,307,383   $ 1,085,324

        RETAINED EARNINGS AT BEGINNING OF PERIOD  13,781,536    16,015,819
                                                 -----------   -----------
        RETAINED EARNINGS AT END OF PERIOD       $18,088,919   $17,101,143
                                                 ===========   ===========

        NET EARNINGS PER SHARE                   $      1.72   $       .43
                                                 ===========   ===========
















                    See notes to condensed financial statements




                                       I-2                                 -4-








                            STERLING SUGARS, INC.
                 STATEMENT OF EARNINGS AND RETAINED EARNINGS
                                 (UNAUDITED)

                                               THREE MONTHS ENDED JANUARY 31
                                               -----------------------------
                                                      2004         2003
                                                 -----------   -------------
        REVENUES:

         Sugar and molasses sales                $20,503,174   $22,739,432
         Interest earned                               3,870          -
         Mineral leases and royalties                133,892        65,464
         Gain on disposal of assets                     -          171,768
         Other                                       684,884       798,251
                                                 -----------   -----------
                                                 $21,325,820   $23,774,915
                                                 -----------   -----------
        COSTS AND EXPENSES:

         Cost of products sold                   $16,142,672   $19,921,672
         General and administrative                  328,872       266,958
         Interest expense                            188,831       112,876
                                                 -----------   -----------
                                                 $16,660,375   $20,301,506
                                                 -----------   -----------
        NET EARNINGS BEFORE INCOME TAXES         $ 4,665,445   $ 3,473,409
        INCOME TAXES                               1,772,869     1,319,896
                                                 -----------   -----------
        NET EARNINGS                             $ 2,892,576   $ 2,153,513

        RETAINED EARNINGS AT BEGINNING OF PERIOD  15,196,343    14,947,630
                                                 -----------   -----------
        RETAINED EARNINGS AT END OF PERIOD       $18,088,919   $17,101,143
                                                 ===========   ===========

        NET EARNINGS (LOSS) PER SHARE            $      1.16   $       .86
                                                 ===========   ===========
















                    See notes to condensed financial statements



                                      I-3                                 -5-







                            STERLING SUGARS, INC.
                           STATEMENT OF CASH FLOWS
                                (UNAUDITED)
                                                   SIX MONTHS ENDED JANUARY 31
                                                   ---------------------------
                                                        2004         2003
   OPERATING ACTIVITIES:                           ------------  ------------
    Net earnings                                    $ 4,307,383    $1,085,324
    Adjustments to reconcile net earnings to net
     cash provided by operating activities:
     Depreciation                                     1,115,725       985,553
     (Gain) loss on disposl of assets                      -       (  171,768)
    Changes in operating assets and liabilities:
     Increase in accounts receivable                 (2,426,689)   (1,564,220)
     Increase in inventories                        (10,140,756)   (6,392,473)
     Increase in accounts payable accrued
      expenses and due cane growers                   6,700,438     7,729,536
     Other items - net                                  137,652       129,138
                                                    -----------  ------------
    Net cash provided (Used In) Operating
     Activities                                     $(  306,247)   $1,801,090
                                                   ------------- -------------
    INVESTING ACTIVITIES:
     (Increase) decrease in Notes receivable             29,901        28,858
     Purchase of property, plant and equipment       (2,429,104)     (453,764)
     Proceeds from sale of assets                          -          132,710
                                                   ------------- -------------
     Net cash used in investing activities         $ (2,399,203)   $( 292,196)
                                                   ------------- -------------
    FINANCING ACTIVITIES:
     Proceeds from short-term notes payable
      and long-term debt                           $ 21,904,977  $ 22,724,340
     Payments on short-term notes payable
      and long-term debt                            (18,693,646)  (22,933,469)
                                                   ------------  -------------
     Net cash provided by (used in)
      financing activities                         $  3,211,331  $(   209,129)
                                                   ------------- -------------

    Increase (decrease) in cash and temporary
    investments                                    $    505,881  $  1,299,765
    Cash and temporary investments at the
     beginning of the period                              1,110         3,866
                                                   ------------- -------------
    Cash and temporary investments at the
     end of the period                             $    506,991  $  1,303,631
                                                   ============= =============

    Supplemental information:

     Interest paid                                 $    278,385  $    220,946
                                                   ============  ============
     Income taxes paid                             $     19,110  $    127,435
                                                   ============  ============


                  See notes to condensed financial statements

                                      I-4                                 -6-







                            STERLING SUGARS, INC.
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
              THREE AND SIX MONTHS ENDED JANUARY 31, 2004 AND 2003
                                 (UNAUDITED)


        A. CONDENSED FINANCIAL STATEMENTS:

             The condensed balance sheet as of January 31, 2004, the statements of earnings and retained earnings for the three and six months ending January 31, 2004 and 2003, and the condensed statements of cash flows for the six month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at January 31, 2004 and for all periods presented have been made.

             Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the July 31, 2003 report to stockholders and the Form 10-K filed with the Securities and Exchange Commission on October 29, 2003. The results of operations for the period ending January 31, 2004 are not necessarily indicative of the operating results expected for the full year.

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

             Management estimates the gross amount to be paid to the Company to be $4,386,000 before the 7% holdback and payments to farmers of 65%. After farmer payments, the Company's portion of the proceeds is estimated to be approximately $1,535,000. These amounts are before rentals to be received from producers on Company owned land. These rentals, including the 7% holdback, are estimated to be $106,875 resulting in a total due the Company of $1,641,875. This amount is included in Other Income on the Statement of Earnings and Retained Earnings.





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

     Results of Operations:

      General Information:

         The Company's grinding season started on September 24, 2003 and completed on December 22, 2003. Last year the Company started on October 1, 2002 and because of Hurricane Lili which occurred on October 3rd, operations were suspended until October 10th. The Company completed grinding on January 22, 2003. The Company processed 901,639 tons of sugarcane compared to 1,046,748 tons of sugarcane the previous year. The Company ground 1,027,102 tons of sugarcane for 2001 crop.

         Sugar yield for the current crop is estimated at 207 pounds per ton of cane compared to 175 and 207 pounds per ton of cane the previous two years, respectively. The 175 pound yield for the past crop resulted from Tropical Storm Isadore and Hurricane Lili. Also, weather during that crop was unusually wet which caused higher costs in harvesting and processing the cane. The higher processing cost and lower yield of raw sugar resulted in a loss for the year ended July 31, 2003. Although sugar yield for this year is estimated at 207 pounds per ton of cane, the crop was shorter than normal causing the reduction in cane processed for the current year.

         The price the Company receives for its raw sugar is currently averaging 20.86 cents per pound compared to the 20.33 cents per pound for the six months ended January 31, 2003. For the six month period ending January 31, 2002, the Company received 20.41 cents per pound. The Company systematically sells on the futures market throughout the year, which tends to average out the highs and lows over a period of time.



                                      I-6                                -8-







          Blackstrap molasses production is estimated at 4.70 gallons per ton of cane compared to 4.51 and 5.36 gallons per ton the previous two years, respectively. Total production of molasses is estimated at 4,214,128 this year compared to 4,722,116 gallons last year and 5,987,764 gallons for the previous year. The price for blackstrap molasses is currently quoted at $52.50 per ton compared to $60 and $67.50 per ton for the previous two years.

     Sugar and Molasses Sales:

         Sugar and molasses sales for the six months ended January 31, 2004 and 2003 were as follows:
                                                2004            2003
                                             -----------     -----------

         Raw sugar sales                     $25,779,679     $30,040,229
         Blackstrap molasses                   1,145,853       1,140,129
                                             -----------     -----------
                                             $26,925,532     $31,180,358
                                             ===========     ===========

         Sugar sales were down substantially for the six months ended January 31, 2004 compared to the same period in 2003 because of lesser demand from sugar refiners. As a consequence, the Company has approximately 30,000 tons of sugar in inventory. This sugar is expected to be shipped ratably over the period March-September, 2004. The refiners are requiring raw sugar manufacturers such as Sterling to hold raw sugar for longer periods. The Company has budgeted $1,200,000 to build a new warehouse this spring that will enable the Company to store an additional 30,000 tons of raw sugar. The Company currently can store approximately 34,000 tons of raw sugar. Molasses sales were comparable for the same period in 2003.

     Interest Earned:

         Interest earned for the six month period ending January 31, 2004 was $4,790 compared to $781 for the same period last year.
     Interest earned was $3,870 for the three month period ending January
     31, 2004 and $0 for the same period last year. The Company invested the proceeds received from the government disaster payment hence the increased interest income for the the six months ended January 31, 2004.

     Mineral Leases and Royalties:

          Income from Mineral leases and royalties were up for the six months ended January 31, 2004 totaling $264,248 compared to $151,738 for the same period last year. Royalties for the two periods were $228,448 and $128,125, respectively. Income from Mineral leases for the same periods were $35,800 and $23,613, respectively. The increase in royalty payments is the result of a new well brought in in May, 2003.
     The Company continues to receive royalty payments from the Zenor A16 well located near Patterson, La. Payments received from the two wells have been used to reduce the Company's long-term debt.

          The Company's activities with respect to oil and gas are limited to the granting of leases and the collection of bonuses, delay rentals and


                                      I-7                                 -9-







     landowner royalties thereunder. Accordingly, only limited information, furnished primarily by the Company's lessees, has been included with respect to oil and gas operations affecting Company lands. Complete information respecting these and related matters, such as proved reserves, are unavailable to the Company and cannot be obtained without unreasonable effort and expense.

     DISPOSAL OF ASSETS:

          The Company had no gain or loss for the three and six month periods ended January 31, 2004 but recorded a gain of $171,768 for the three and six months ended January 31, 2003 principally from the sale of property located in St. Mary Parish.

     Other Revenues:

          Other revenues, which consist mainly of miscellaneous income items and cane land rentals, were $2,845,138 for the six months ended January 31, 2004 and $1,236,621 for the six months ended January 31, 2003. Cane land rentals for the current period were $1,221,353 compared to $1,129,503 for the same period last year. Other Revenues for 2004 also include a disaster payment of $1,641,875. See Note B to the financial statements for further information concerning the disaster payment.

     Cost of Products Sold:

          Cost of products sold totaled $22,225,215 for the six months ended January 31, 2004 and $30,269,836 for the six months ended January 31, 2003. The large decrease in this account results from the decrease in sales of $4,254,826. The Company installed a new boiler for the current crop just completed and saved in excess of $1,500,000 on the cost of natural gas which also reduced the cost of products sold as compared to the previous year.


     General and Administrative Expenses:

          General and administrative expenses were $541,856 for the six months ended January 31, 2004 and $526,725 for the same period last year. Expenses were comparable for the two years.

     Interest Expense:

          Interest expense was $325,245 compared to $194,182 for the six months ended January 31, 2004 and 2003, respectively. The higher interest cost resulted from the Company having to hold sugar for longer periods and the financing of $3,000,000 long-term to fund the new boiler installed last fall. Short-term debt outstanding at January 31, 2004 was $5,096,000 compared to $3,538,000 at January 31, 2003.
     Long-Term debt also increased from $3,590,625 for the period ended January 31, 2003 to $4,939,439 for the current period.







                                      I-8                               -10-







     Net Earnings:

          The Statement of Earnings and Retained Earnings for the six months ended January 31, 2004 is showing a profit of $6,947,392 before income taxes. Budgets for the next six months ended July 31, 2004 indicate the Company will show a profit for the year ended July 31, 2004 but it is estimated to be substantially below that shown for the six months ended January 31, 2004. Because of the highly seasonal nature of the sugar industry, it is not unusual to have a substantial profit for the six months ending January 31 of each year. Last year the Company had net earnings before income taxes of $1,750,523 (a bad year because of weather related problems) and $5,203,518 for the six months ended January 31, 2002.
          The above is based on management's best estimates taking into consideration budgeted expenditures for the next six months and other factors that may affect the earnings or losses of the Company. Circumstances and events that may happen in the future cannot be predicted and earnings could be significantly different from that estimated.

     Income Taxes:

          The income tax expense for the three and six month periods ending January 31, 2004 and 2003 were recorded at the statutory rate of 38 percent, which reflects the 34 percent federal corporate rate plus 4 percent state income taxes.

     Liquidity and Capital Resources:

          At January 31, 2004, the Company had working capital of $1,137,941 compared to a negative working capital of $3,650,422 at July 31, 2003. Due to the seasonal nature of the industry, it is not uncommon to have a negative working capital balance at July 31 of each year or just before the start of the new season.

         In November, 2003, the Company borrowed $3,000,000 payable in 12 semi-annual installments of $250,000 each. Interest is also payable semi-annually at a 5.75% rate. Proceeds from the loan were used to partially fund the new boiler installed for the 2003 crop.

         For the period February 1, 2004 to September 30, 2004, the Company has budgeted $3,843,550 for repairs and $1,775,000 for capital improvements to the factory. The latter amount includes the new sugar warehouse budgeted at $1,200,000. Management believes the new warehouse is needed to meet stricter shipping requirements dictated by the refiners. The Company expects to finance some of these expenditures internally with any excess financed short-term through a bank with which the Company has a $12,000,000 line of short-term credit.









                                      I-9                                -11-








     Item 4. Disclosure Controls

          Our principal executive officer and principal accounting officer have evaluated our disclosure controls and procedures within 90 days prior to the date of filing of this Quarterly Report on Form 10-Q for the period ending January 31, 2004. They believe that our current internal controls and procedures are effective and designed to ensure that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the appropriate time periods specified by the SEC, and that such information is accumulated and communicated to our principal executive officer and principal accounting officer as appropriate to allow timely decisions to be made regarding required disclosure. Subsequent to the date of the evaluation, there were no significant corrective actions taken by us or other changes made to these internal controls. Management does not believe there were changes in other factors that could significantly affect these controls subsequent to the date of the evaluation.

     INTERNAL CONTROL OVER FINANCIAL REPORTING

        There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13-15(f) and 15d-15(f) under the Exchange Act) during the second fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
































                                       I-10                              -12-








        PART II - OTHER INFORMATION

         ITEM 1  - LEGAL PROCEEDINGS

            There have been no material developments in the legal proceedings reported in the Company's Annual Report on Form 10-K for the year ended July 31, 2003.

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                 The Company held its Annual Meeting of Stockholders on November 25, 2003. Stockholders voted on the election of directors to serve for one year or until their successors are elected and qualified. The voting results were as follows:

                                              FOR         WITHHELD
                                             -----        --------
              Bernard E. Boudreaux, Jr.    2,109,333       17,123
              Peter V. Guarisco            2,109,333       17,123
              Victor Guarisco, II          2,109,333       17,123
              James R. Keys                2,109,333       17,123
              Robert B. Patout             2,109,333       17,123
              Frank William Patout         2,109,333       17,123
              William S. Patout, III       2,109,167       17,289

         ITEM 6  - EXHIBITS AND REPORTS ON FORM 8K
                   (a) Exhibits
                       Exhibit   Description                          Page
                       ----------------------------------------------------
                       11        Computation of Earnings per Share     14
                       31.1      Section 906 Certification of Chief    14
                                  Executive Officer
                       31.2      Section 906 Certification of Chief    15
                                  Financial Officer
                       32.1      Certification Pursuant to 18 U.S.C.   16
                                  Section 1350, as Adopted Pursuant
                                  to Section 906 of the Sarbanes-Oxley
                                  Act of 2002

                   (b) Reports on Form 8K
                       No reports on Form 8-K have been filed for the period.

















                                   II-1                                -13-







                                  SIGNATURES



        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             STERLING SUGARS, INC.
                                                 (REGISTRANT)


     DATE     March 12, 2004               By /s/ Craig P. Caillier
              --------------                  ---------------------
                                              CRAIG P. CAILLIER
                                              PRESIDENT AND
                                              CHIEF EXECUTIVE OFFICER



    DATE      March 12, 2004               By /s/ Stanley H. Pipes
              --------------                  ---------------------
                                              STANLEY H. PIPES
                                              VICE PRESIDENT AND TREASURER































                                     II-2                                -14-







 EXHIBIT 11

				STERLING SUGARS, INC.
                         COMPUTATION OF EARNINGS PER SHARE

                                                   Years Ended January 31
                                                  -----------------------
                                                      2004        2003
                                                  ------------ ------------
 Primary
  Income (Loss)                                   $ 4,307,383  $ 1,085,324
                                                  ============ ============

 Shares
  Weighted average number of common
  shares outstanding                                2,500,000    2,500,000
                                                    ----------   ----------
  Primary earnings (loss) per share                     $1.72         $.43
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

     b) Evaluated the effectiveness of the restrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
                                                                         -15-








     c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

  5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

  Date: March 12, 2004
       ----------------
  /s/ Craig P. Caillier
  ----------------------
  Craig P. Caillier
  President and Chief Executive Officer


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


                                                                         -16-







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

  Date: March 12, 2004
        -----------------

        /s/ Stanley H. Pipes
        --------------------
        Stanley H. Pipes
        Vice President and Treasurer
       (Principal Financial and Accounting Officer)


EXHIBIT 32.1


                          CERTIFICATION PURSUANT TO
                           18 U.S.C. SECTION 1350,
                           AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

       In connection with the Quarterly Report of Sterling Sugars, Inc.
  (the "Company") on Form 10-Q for the six months ending January 31, 2004 as filed with the Securities and Exchange Commission on the date hereof
  (the "Report"), I, Craig P. Caillier, President and Chief Executive Officer of the Company, and I, Stanley H. Pipes, Vice President and Treasurer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

       (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

       (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.
                                                                         -17-






                                       /s/ Craig P. Caillier
  Date: March 12, 2004              ---------------------
                                       Craig P. Caillier
                                       President and Chief Executive Officer

  Date: March 12, 2004                 /s/ Stanley H. Pipes
                                       ____________________
                                       Stanley H. Pipes
                                       Vice President & Treasurer

















































                                                                        -18-