Form 10-Q
period 2004-04-30
STERLING SUGARS INC
filed 2004-06-10
CIK 94185

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                                   FORM 10-Q

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended April 30, 2004

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

        There were 2,500,000 common shares outstanding at May 28, 2004.



                                                  Total number of pages    18

                                                                          -1-







                            STERLING SUGARS, INC.

                                 I N D E X

                                                                  PAGE
                                                                 NUMBER
        PART I:  FINANCIAL INFORMATION:

         ITEM 1. FINANCIAL STATEMENTS

                 Condensed balance sheets April 30, 2004
                 (unaudited) and July 31, 2003                     I-1

                 Statements of earnings and retained earnings
                 Nine months ended April 30, 2004 (unaudited)
                 and 2003 (unaudited)                              I-2

                 Statements of earnings and retained earnings
                 Three months ended April 30, 2004 (unaudited)
                 and 2003 (unaudited)                              I-3

                 Statements of cash flows
                 Nine months ended April 30, 2004 (unaudited)
                 and 2003 (unaudited)                              I-4

                 Notes to condensed financial statements
                 Three and nine months ended April 30, 2004
                 and 2003                                          I-5

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

         ITEM 4. CONTROLS AND PROCEDURES                           I-9

        PART II. OTHER INFORMATION:

         ITEM 5. OTHER INFORMATION                                II-1

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8K                  II-1



















                                                                         -2-







                            STERLING SUGARS, INC.
                          CONDENSED BALANCE SHEETS

                                                   April 30,     July 31,
                                                     2004          2003
                                                   UNAUDITED       NOTE
     ASSETS:                                    ---------------------------
      CURRENT ASSETS:
       Cash and short-term investments          $  1,557,242  $      1,110
       Accounts receivable                         1,539,529       195,943
       Inventories at lower of cost or market     10,194,684     2,638,131
       Deferred income taxes                       1,576,000     1,576,000
       Other current assets                          532,781       415,183
                                                ------------- -------------
            TOTAL CURRENT ASSETS                $ 15,400,236  $  4,826,367
                                                ------------- -------------
       Property, plant and equipment - net      $ 26,226,841  $ 24,928,615
                                                ------------- -------------
       Expenditures for future crops            $    486,524  $    379,654
                                                ------------- -------------
       Notes receivable - No allowance for
        doubtful accounts considered necessary  $    250,570  $    255,646
                                                ------------- -------------
       Other assets                             $     56,498  $     50,583
                                                ------------- -------------
                                                $ 42,420,669  $ 30,440,865
                                                ============= =============
     LIABILITIES AND STOCKHOLDERS' EQUITY:
      CURRENT LIABILITIES:
       Notes Payable                            $  7,853,000  $  4,207,023
       Accounts payable and accrued expenses       2,658,534     1,449,124
       Due cane growers                            3,970,165     2,202,392
       Current portion long-term debt              1,179,327       618,250
                                                ------------- -------------
            TOTAL CURRENT LIABILITIES           $ 15,661,026  $  8,476,789
                                                ------------- -------------
       Long-term debt                           $  4,724,107  $  3,167,085
                                                ------------- -------------
       Deferred income taxes                    $  2,475,000  $  2,475,000
                                                ------------- -------------

     STOCKHOLDERS' EQUITY:
        Common stock                            $  2,500,000  $  2,500,000
        Additional paid in capital                    40,455        40,455
        Retained earnings                         17,020,081    13,781,536
                                                ------------- -------------
                                                $ 19,560,536  $ 16,321,991
                                                ------------- -------------
                                                $ 42,420,669  $ 30,440,865
                                                ============= =============

       NOTE: The balance sheet at July 31, 2003 has been taken from the audited financial statements at that date and condensed.

                   See notes to condensed financial statements



                                      I-1                                -3-







                            STERLING SUGARS, INC.
                 STATEMENT OF EARNINGS AND RETAINED EARNINGS
                                 (UNAUDITED)

                                                NINE MONTHS ENDED APRIL 30
                                                ---------------------------
                                                      2004         2003
                                                      ----         ----
        REVENUES:

         Sugar and molasses sales                $ 29,703,169  $ 36,867,304
         Interest earned                               10,213         2,114
         Mineral leases and royalties                 431,043       224,520
         Gain on disposal of assets                    25,857       171,137
         Other                                      2,833,937     1,307,775
                                                 ------------  ------------
                                                 $ 33,004,219  $ 38,572,850
                                                 ------------  ------------

        COSTS AND EXPENSES:

         Cost of products sold                   $ 26,518,560  $ 38,520,495
         General and administrative                   758,708       685,540
         Interest expense                             503,492       307,298
                                                 ------------  ------------
                                                 $ 27,780,760  $ 39,513,333
                                                 ------------  ------------

        NET EARNINGS (LOSS) BEFORE INCOME TAXES  $  5,223,459  $(   940,483)
        INCOME TAXES (CREDIT)                       1,984,914   (   357,384)
                                                 ------------  ------------
        NET EARNINGS (LOSS)                      $  3,238,545  $(   583,099)

        RETAINED EARNINGS AT BEGINNING OF PERIOD   13,781,536    16,015,819
                                                 ------------  ------------
        RETAINED EARNINGS AT END OF PERIOD       $ 17,020,081  $ 15,432,720
                                                 ============  ============
        NET EARNINGS (LOSS) PER SHARE            $       1.30  $       (.23)
                                                 ============  ============










                    See notes to condensed financial statements








                                      I-2                                 -4-







                            STERLING SUGARS, INC.
                 STATEMENT OF EARNINGS AND RETAINED EARNINGS
                                 (UNAUDITED)

                                               THREE MONTHS ENDED APRIL 30
                                              -----------------------------
                                                      2004         2003
                                                      ----         ----
        REVENUES:

         Sugar and molasses sales                $ 2,777,637   $ 5,686,946
         Interest earned                               5,423         1,333
         Mineral leases and royalties                166,795        72,782
         Gain (Loss) on disposal of assets            25,857          (631)
         Other                                       (11,201)       71,154
                                                 ------------  ------------
                                                 $ 2,964,511   $ 5,831,584
                                                 ------------  ------------

        COSTS AND EXPENSES:

         Cost of products sold                   $ 4,293,345   $ 8,250,659
         General and administrative                  216,852       158,815
         Interest expense                            178,247       113,116
                                                 ------------  ------------
                                                 $ 4,688,444   $ 8,522,590
                                                 ------------  ------------

        NET LOSS BEFORE INCOME TAXES             $(1,723,933)  $(2,691,006)
        INCOME TAXES (CREDIT)                       (655,095)   (1,022,583)
                                                 ------------  ------------
        NET LOSS                                 $(1,068,838)  $(1,668,423)

        RETAINED EARNINGS AT BEGINNING OF PERIOD  18,088,919    17,101,143
                                                 ------------  ------------
        RETAINED EARNINGS AT END OF PERIOD       $17,020,081   $15,432,720
                                                 ============  ============

        NET LOSS PER SHARE                       $(      .43)  $(      .67)
                                                 ============  ============










                    See notes to condensed financial statements







                                      I-3                                 -5-







                            STERLING SUGARS, INC.
                           STATEMENT OF CASH FLOWS
                                (UNAUDITED)
                                                  NINE MONTHS ENDED APRIL 30
                                                  ---------------------------
                                                         2004         2003
                                                         ----         ----
   OPERATING ACTIVITIES:
    Net earnings (Loss)                             $  3,238,545  $(   583,099)
    Adjustments to reconcile net earnings to net
     cash provided by operating activities:
     Depreciation                                      1,580,219     1,478,330
     (Gain) loss on disposal of assets               (    25,857)  (   171,137)
    Changes in operating assets and liabilities:
     Increase in accounts receivable                 ( 1,343,586)  (   376,972)
     Increase in inventories                         ( 7,556,553)  (   863,400)
     Increase in accounts payable accrued
      expenses and due cane growers                    2,977,183     4,467,449
     Other items - net                               (   347,874)      301,787
                                                    ------------  ------------
    Net cash provided by operating activities       $( 1,477,923) $  4,252,958
                                                    ------------  ------------
    INVESTING ACTIVITIES:
     Collection on notes receivable                 $     36,276  $     34,452
     Issuance of notes receivable                     (   31,200)         -
     Purchase of property, plant and equipment        (3,089,697)   (1,605,431)
     Proceeds from sale of assets                        354,600       634,610
                                                    ------------- ------------
     Net cash used in investing activities          $ (2,730,021) $ (  936,369)
                                                    ------------  ------------
    FINANCING ACTIVITIES:
     Proceeds from short-term notes payable
      and long-term debt                            $ 26,968,748  $ 25,557,200
     Payments on short-term notes payable
      and long-term debt                             (21,204,672)  (28,868,200)
                                                    ------------  ------------
     Net cash provided by financing activities      $  5,764,076  $( 3,311,000)
                                                    ------------  ------------
    Increase in cash and temporary investments      $  1,556,132  $      5,589
    Cash and temporary investments at the
     beginning of the period                               1,110         3,866
                                                    ------------  ------------
    Cash and temporary investments at the
     end of the period                              $  1,557,242  $      9,455
                                                    ============= ============
    Supplemental information:

     Interest paid                                  $    470,977  $    234,914
                                                    ============  ============
     Income taxes paid                              $     19,110  $    142,945
                                                    ============  ============

                  See notes to condensed financial statements





                                      I-4                                 -6-







                            STERLING SUGARS, INC.
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
              THREE AND NINE MONTHS ENDED APRIL 30, 2004 AND 2003
                      (UNAUDITED)          (CONTINUED)


        A. CONDENSED FINANCIAL STATEMENTS:

             The condensed balance sheet as of April 30, 2004, the statements of earnings and retained earnings for the three and nine months ending April 30, 2004 and 2003, and the condensed statements of cash flows for the nine month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at April 30, 2004 and for all periods presented have been made.

             Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the July 31, 2003 report to stockholders and/or the Form 10-K filed with the Securities and Exchange Commission on October 29, 2003.
           The results of operations for the period ending April 30, 2004 are not necessarily indicative of the operating results expected for the full year.

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

             Management estimates the gross amount to be paid to the Company to be $4,386,000 before the 7% holdback and payments to farmers of 65%. After farmer payments, the Company's portion of the proceeds is was $1,526,946. These amounts are before rentals to be received from producers on Company owned land. These rentals, including the 7% holdback, are estimated to be $106,875 resulting in a total due the Company of $1,633,821.






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

     Results of Operations:

      General Information:

         The Company's grinding season started on Septmeber 24, 2003 and and was completed on December 22, 2003. The previous year the season started on October 1, 2002 and was suspended on October 3, 2002 because of Hurricane Lili which occurred on October 3rd. Operations were resumed on October 10th. The Company completed that crop on January 22, 2003. For the previous year, the Company started on September 18, 2001 and ended December 23, 2001. The Company processed 901,639 tons of sugarcane for the 2003 crop compared to 1,046,748 tons of sugarcane for the 2002 crop. The Company processed 1,027,102 tons of sugarcane for the 2001 crop.

         Sugar yield for the past crop is estimated at 207 pounds per ton of cane compared to 175 and 207 pounds per ton of cane the previous two years, respectively. The lower yield for the 2002 crop resulted from Tropical Storm Isadore and Hurricane Lili. Also, weather during the
     2002 crop was unusually wet which resulted in higher costs for harvesting and processing the cane.

         The average price the Company received for its raw sugar is currently averaging 20.72 cents per pound compared to 20.57 cents per pound for the 2002 crop and 20.45 cents per pound for the 2001 crop. The Company systematically sells on the futures market throughout the year, which tends to average out the highs and lows over a period of time.






                                      I-6                                -8-







          Blackstrap molasses production for the 2003 crop was 4.99 gallons per ton of cane compared to 5.36 and 5.63 gallons per ton the previous two years, respectively. Total production of molasses was 4,495,809 gallons this year compared to 5,514,088 gallons last year and 5,987,764 gallons for the previous year. The price received for blackstrap molasses for the nine months ended April 30, 2004 was $43.63 per ton compared to $49.75 and $62.92 per ton for the previous two years, respectively.

     Sugar and Molasses Sales:

         Sugar and molasses sales for the nine months ended April 30, 2004 and 2003 were as follows:
                                                2004            2003
                                             -----------     -----------

         Raw sugar sales                     $28,523,544     $35,525,202
         Blackstrap molasses                   1,179,625       1,342,102
                                             -----------     -----------
                                             $29,703,169     $36,867,304
                                             ===========     ===========

         Sugar sales were down substantially for the nine months ended April 30, 2004 compared to the same period in 2003 because of lesser demand during the season from sugar refiners. At April 30, 2004, the Company had on hand approximately 23,870 tons of raw sugar and at April 30, 2003, the Company had on hand approximately 8,000 tons of raw sugar. Molasses sales were down compared to the same period in 2003 reflecting the lower production and sales for the current year. All molasses production had been shipped as of April 30, 2004 and April 30, 2003.

     Interest Earned:

         Interest earned for the nine month period ending April 30, 2004 was $10,213 compared to $2,114 and $3,908 for the previous two years, respectively. The higher interest income for the current year reflects the investment of the Company's portion of the disaster relief payment received from the government. See Note B to the financial statements for further information regarding the disaster payment.

     Mineral Leases and Royalties:

          Income from Mineral leases and royalties were up for the nine months ended April 30, 2004 totaling $431,043 compared to $224,520 and $413,458 for the previous two years, respectively. Royalties for the current year were $358,842 and for the previous two periods they were $195,813 and $383,430, respectively. Income from Mineral leases for the same periods were $72,201, $28,707 and $30,028, respectively. In November, 2000, the Company began receiving royalty payments from a new well named Zenor A16 located near Patterson, La. (St. Mary Parish) and in May, 2003 another well was brought in in St. Mary Parish which has resulted in the increased royalty income for the current period. Royalties received from these wells are being used to reduce the Company's long-term debt.




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

     DISPOSAL OF ASSETS:

          The Company recorded a gain of $25,857 from the sale of a warehouse for the nine months ended April 30, 2004 and for the previous year had a gain of $171,137 principally from the sale of property located in LaFourche and St. Mary Parishes.

     Other Revenues:

          Other revenues, which generally consist of miscellaneous income items and cane land rentals, were $2,833,937 for the nine months ended April 30, 2004 and $1,307,775 for the nine months ended April
     30, 2003. Cane land rentals for the current period were $1,219,672 compared to $1,316,279 for the same period last year. Other Revenues for 2004 also include a disaster payment of $1,526,946. See Note B to the financial statements for further information concerning the disaster payment.

     Cost of Products Sold:

          Cost of products sold totaled $26,518,560 for the nine months ended April 30, 2004 and $38,520,495 for the nine months ended
     April 30, 2003. The large decrease in this account results from the decrease in sales of raw sugar and molasses for nine months ended April 30, 2004. The costs charged to this account are relative to the sales of raw sugar and molasses.

     Net Earnings:

          The Statement of Earnings and Retained Earnings for the nine months ended April 30, 2004 is showing a net profit of $5,223,459 before income taxes. Budgets for the year ended July 31, 2004 indicate the Company will show a profit for the year ended July 31, 2004 but it is estimated to be below that shown for the nine months ended April 30, 2004.
     Because of the highly seasonal nature of the sugar industry, it is not unusual to have a substantial profit for the nine months ending April 30 of each year. Last year the Company had a net loss before income taxes of $940,483 but this is unusual and resulted from the tropical storm and huuricane experienced during the crop that year.

          The above is based on management's best estimates taking into consideration budgeted expenditures for the next three months and other factors that may affect the earnings or losses of the Company. Circumstances and events that may happen in the future cannot be predicted and earnings could be significantly different from that estimated.



                                      I-8                              -10-







     General and Administrative Expenses:

          General and administrative expenses were $758,708 for the nine months ended April 30, 2004 and $685,540 for the same period last year. The increase results primarily from increased hospitalization costs borne by the Company.

     Interest Expense:

          Interest expense was $503,492 compared to $307,298 for the nine months ended April 30, 2004 and 2003, respectively. The increase in interest cost resulted from higher short-term borrowings required because of the lesser sugar sales and higher sugar inventory. Short-term debt outstanding at April 30, 2004 was $7,853,000 compared to $954,000 at April 30, 2003. The decreased shipments of sugar for the nine months ended April 30, 2004 compared to the same period last year generated less cash flow which resulted in higher short-term borrowing requirements for the current year.

     Income Taxes:

          The income tax expense (credit) for the three and nine month periods ending April 30, 2004 and 2003 were recorded at the statutory rate of 38 percent, which reflects the 34 percent federal corporate rate plus 4 percent state income taxes.

     Liquidity and Capital Resources:

          At April 30, 2004, the Company had negative working capital of $260,790 compared to a negative working capital of $3,650,422 at July 31, 2003. Due to the seasonal nature of the industry, it is not uncommon to have a negative working capital balance at July 31 of each year or just before the start of the new season.

         The Company installed a new boiler which went on line in Septermber 2003. The cost of the boiler was $3,434,785. Of this amount, $3,000,000 was financed through a bank at a 5.75% annual interest rate. Terms of the loan require 12 semi-annual payments of $250,000 each with interest payable semi-annually.

         For the period February 1, 2004 to September 30, 2004, the Company has budgeted $3,848,550 for repairs and $1,775,000 for capital improvements to the factory. The latter amount includes a new raw sugar warehouse budgeted at $1,200,000. Management believes the new warehouse is necessary because raw sugar refiners are requiring the Company to hold raw sugar for longer periods of time. The Company expects to finance some of these expenditures internally with any excess financed short-term or long-term through a bank with which the Company has a $12,000,000 line of short-term credit.

     ITEM 4. DISCLOSURE CONTROLS

          Our principal executive officer and principal accounting officer have evaluated our disclosure controls and procedures within 90 days prior to the date of filing of this Quarterly Report on Form 10-Q for the period ending April 30, 2004. They believe that our current internal controls and procedures are effective and designed to ensure

                                     I-9                               -11-







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

     INTERNAL CONTROL OVER FINANCIAL REPORTING

        There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13-15(f) and 15d-15(f) under the Exchange Act) during the third fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.








































                                      I-10                              -12-







        PART II - OTHER INFORMATION

         ITEM 1  - LEGAL PROCEEDINGS

            There have been no material developments in the legal proceedings reported in the Company's Annual Report on Form 10-K for the year ended July 31, 2003. Subsequent to April 30, 2004, the Company settled two of the pending cases out of court for a total of $18,290.

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


     DATE     June 11, 2004                 By /s/ Craig P. Caillier
         ---------------------------          ---------------------
                                              CRAIG P. CAILLIER
                                              PRESIDENT AND
                                              CHIEF EXECUTIVE OFFICER



    DATE      June 11, 2004                 By /s/ Stanley H. Pipes
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






 EXHIBIT 11

				STERLING SUGARS, INC.
                         COMPUTATION OF EARNINGS PER SHARE

                                                 Nine Months Ended April 30
                                                 --------------------------
                                                      2004         2003
                                                 ------------- ------------
 Primary
  Income (Loss)                                   $ 3,238,545  $ ( 583,099)
                                                  ============ ============

 Shares
  Weighted average number of common
  shares outstanding                                2,500,000    2,500,000
                                                    ----------   ----------
  Primary earnings (loss) per share                     $1.30    $    (.23)
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

  Date: June 11, 2004
       ----------------
  /s/ Craig P. Caillier
  ----------------------
  Craig P. Caillier
  President and Chief Executive Officer


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

  Date: June 11, 2004
        -----------------

        /s/ Stanley H. Pipes
        --------------------
        Stanley H. Pipes
        Vice President and Treasurer
       (Principal Financial and Accounting Officer)

EXHIBIT 32.1


                          CERTIFICATION PURSUANT TO
                           18 U.S.C. SECTION 1350,
                           AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

       In connection with the Quarterly Report of Sterling Sugars, Inc.
  (the "Company") on Form 10-Q for the nine months ending April 30, 2004 as filed with the Securities and Exchange Commission on the date hereof
  (the "Report"), I, Craig P. Caillier, President and Chief Executive Officer of the Company, and I, Stanley H. Pipes, Vice President and Treasurer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

       (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

       (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                       /s/ Craig P. Caillier
  Date: June 11, 2004                  ---------------------
        -------------                  Craig P. Caillier
                                       President and Chief Executive Officer

  Date: June 11, 2004                 /s/ Stanley H. Pipes
        -------------                 ---------------------
                                       Stanley H. Pipes
                                       Vice President & Treasurer