Form 10-K
period 2004-07-31
STERLING SUGARS INC
filed 2004-10-27
CIK 94185

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, D. C.
                                  Form 10K

  [X] Annual report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the fiscal year ended July 31, 2004

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



                                                          Page 1 of 38 Pages


  The aggregate market value of the registrant's voting stock held on July
  31, 2004 by non-affiliates of the registrant was $2,719,058. Such value has been computed on the basis of the average bid and asked prices of the stock and by excluding, from the 2,500,000 shares outstanding on that date, all stock beneficially owned by officers and directors of the registrant and by beneficial owners of more than five percent of its stock, even though all such persons may not be affiliates as defined in SEC rule 405.

  The number of shares of common stock outstanding as of October 1, 2004 was 2,500,000 shares.

  Documents incorporated by reference: Portions of Registrant's Proxy Statement dated November 18, 2004 are incorporated by reference into Part III.

                               TABLE OF CONTENTS

  PART I                                                          PAGE

   ITEM 1 - BUSINESS                                                3
   ITEM 2 - PROPERTIES                                              4
   ITEM 3 - LEGAL PROCEEDINGS                                       6
   ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS     6

  PART II

   ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS                                    7
   ITEM 6 - SELECTED FINANCIAL DATA                                 7
   ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS                    9
   ITEM 7A- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
             MARKET RISK                                           12
   ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA            13
   ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE                   26
   ITEM 9A- CONTROLS AND PROCEDURES                                26

   PART III

   ITEM 10- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT     27
   ITEM 11- EXECUTIVE COMPENSATION                                 27
   ITEM 12- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT AND RELATED STOCKHOLDER MATTERS            27
   ITEM 13- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS         28

   PART IV

   ITEM 15- EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
             ON FORM 8K                                            29
   SIGNATURES                                                      33








                                                                      -2-


				    FORM 10-K

				      PART I
  ITEM 1-BUSINESS

        Sterling Sugars, Inc. is a grower and processor of sugarcane from which it produces raw sugar and blackstrap molasses, a by-product. Cane residue (bagasse), also a by-product, is used as the primary fuel for the Company's steam boilers. The business is highly seasonal in that the processing season usually extends from mid/late September to late December or early January. For the fiscal year ended July 31, 2004, the Company processed 901,639 tons of sugarcane and produced 95,237 tons of sugar. The season began on September 24, 2003 and continued through December 22, 2003. For the fiscal year ended July 31, 2003 the Company processed 1,046,748 tons of sugarcane and produced 91,000 tons of sugar. The season began on October
  10, 2002 and ended on January 22, 2003. For the fiscal year ended July 31, 2002, the season began on September 18, 2001 and continued through December 23, 2001. The Company processed a total of 1,027,182 tons of cane and 106,244 tons of sugar for that fiscal year.

        Historically, the Company has had no difficulty in selling, at competitive prices, all of its raw sugar production to a few major sugar refiners and a candy manufacturer and all of its molasses production to a molasses distributor under sales contracts. The Company expects these marketing avenues to be open in the future. The United States is a net importer of sugar. This allows the U. S. Department of Agriculture to regulate the price of raw sugar in the United States by limiting or expanding imports. The Federal Agriculture Improvement and Reform Act of 1996 (FAIR) provided regulations allowing raw sugar manufacturers, such as the Company, to place sugar under loan at the rate of 18 cents per pound if the sugar price drops below this level. The Company then has the option of forfeiting the sugar to the government and retaining the proceeds of the loan or selling the sugar if the price subsequently exceeds the loan rate. A loss of a major refiner would probably have a negative impact on the Company's bottom line but any such impact would be cushioned by FAIR. This act expired last year and was replaced by the Farm Security and Rural Investment Act of 2002 (2002 Farm Bill).

        In May, 2002 President Bush signed the 2002 Farm Bill. The bill contains essentially the same provisions as the 1996 bill except that the one cent per pound penalty assessment for forfeited sugar has been eliminated and marketing allotments have been implemented for the domestic sugar industry. Sterling Sugars' allotment for the crop starting in September, 2002 was 89,881 tons but was subsequently increased so that the Company was able to market all the sugar produced for the 2002 crop. The Company was also able to market all sugar produced for the 2003 crop under the new program. It is expected that the Company's allotment for the coming 2004 crop will be sufficient to market all sugar produced in a timely manner.

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
                                     I-1                                 -3-


        The Company does not engage in research activities itself, but numerous experiments and research activities are conducted for the benefit of the sugar industry as a whole by the American Sugar Cane League, Louisiana State University and the United States Department of Agriculture Experiment Station in Houma, Louisiana. The Company supports these agencies by providing land for some of the research and experimentation. The agencies have released several improved varieties of sugarcane in recent years which have proved beneficial to the farmers.

       Company employment for the year ended July 31, 2004 was as follows:

                                                      Factory
                                                  ---------------

      Year round employees                             107
      Seasonal and temporary employees                  81
                                                     --------
                                                       188
                                                     ========

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

       The Company, in June, 1998, purchased approximately 571 cultivable and 139 non-cultivable acres of land in LaFourche Parish. The Company entered into lease agreements with two independent farmers in LaFourche Parish. The lease agreements contain five year terms with an option to renew for an additional five years. The original five year term expired on December 31, 2002. The farmers exercised their option to renew the lease for an additional five years. On October 22, 2002, the Company sold 1.955 acres of this land to the LaFourche Parish Commission District and on November 13, 2002 the Company sold 291 acres to Raceland Raw Sugar Corp.

                                      I-2                                -4-

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

        Of the 19,580 acres of land owned by the Company, approximately 1,356 acres are being held by production, primarily from the LGS Sterling No. 1 well and by the well Zenor A-16 both located in St. Mary Parish.
  The Sterling No. 1 well was completed by the Company's lessee, LGS Exploration, Inc. in December, 1984 and the Zenor A16 well was completed on May 3, 2000. During September, 1991 Sterling No. 1 experienced production problems and in January 1992 production was restored but at significantly reduced rates. On July 31, 1992 the Company entered into a unitization agreement for the Sterling No. 1 well whereby several individual units existing at the 6,800' sand Charenton Field would operate as one unit. As part of the agreement the Company maintained a twenty-five percent interest in the 34.5 acre unit. The Company also has a twenty-five percent interest in the Zenor A-16 466 acre unit.

        The Company currently has two oil and gas leases in effect covering 662 acres. The leases expire on November 4, 2004. Leases are granted solely for the purpose of exploring for, developing and producing oil, gas and other liquid and hydrocarbon minerals of like nature, and engaging in any activities in reasonable connection with such operations. Lease terms are generally three years with lease payments due annually unless drilling commences during the year. The Company's activities with respect to oil and gas are limited to the granting of leases and the collection of bonuses, delay rentals and landowner royalties thereunder.

        See also Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further information on mineral operations on Company lands.






                                      I-3                                -5-

  ITEM 3 - LEGAL PROCEEDINGS

        The Company, and in some cases one or more of its executive officers, have been named in eight asbestos complaints filed since November 22, 1997 involving multiple plaintiffs. Six of the eight cases name multiple other corporate defendants in addition to the Company. The complaints were filed in Louisiana state court in either St. Mary Parish or East Baton Rouge Parish. Plaintiffs allege personal injury arising out of alleged exposure to asbestos. The complaints generally do not contain a specific damage demand against the Company and there is not sufficient information in the complaints to fully quantify the allegations set forth in the complaints. Two of the cases have been settled by the Company for a total of $18,200. There have been no material developments in the other cases with respect to the Company since the cases were filed and no significant discovery has been exchanged in these cases. While the Company believes that the remaining cases are without merit, given the early stages of these cases the Company cannot predict the outcome nor is it able to predict whether additional cases will be filed.

  ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2004.



































                                   I-4                                -6-

				  PART II

  ITEM 5 - MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER
	   MATTERS

        As of September 26, 2004 there were approximately 500 holders of record of the Company's stock which is traded in the over-the-counter market. The Company acts as its own stock transfer agent and registrar. The Company's mailing address is P. O. Box 572, Franklin, Louisiana 70538 and its physical address is 611 Irish Bend Road, Franklin, Louisiana 70538.

	The following table shows the range of high and low bid quotations for the Company's stock for each quarterly period during the last two years, as quoted by the National Quotation Bureau, Inc. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily reflect actual transactions. No dividends were declared by the Company during the two year period. Company policy is to reinvest earnings to expand and modernize the factory and it is unlikely that dividends will be paid in the foreseeable future.

						  Range of Prices
					      ------------------------
       Fiscal 2004                             High               Low
      -------------                           ------             ------

           First Quarter                    $  6.60           $  6.25
           Second Quarter                      7.00              6.00
           Third Quarter                       8.00              6.01
           Fourth Quarter                      6.25              6.25


       Fiscal 2003
      -------------
           First Quarter                    $  6.00           $  5.75
           Second Quarter                      5.76              5.75
           Third Quarter                       5.90              5.76
           Fourth Quarter                      6.00              5.90


 ITEM 6 - SELECTED FINANCIAL DATA

                                      Year ended July 31
               -------------------------------------------------------------
                  2004         2003        2002         2001        2000
               ----------- -----------  -----------  ------------ -----------
  Revenues     $37,016,357 $41,521,770  $44,466,585  $44,466,904  $49,958,679

  Net Earnings
    (Loss)     $ 1,638,202 $(2,234,283) $   991,792  $   364,333  $   916,003

  Net Earnings
   (Loss per
    Share)     $       .66 $      (.89) $       .40  $       .15   $      .37
  Cash Dividends
   Paid per
    Share      $       -   $       -    $        -   $       -     $       -


                                     II-1                                -7-

  AT YEAR END:

  Total assets $37,756,849 $30,440,865  $30,401,591  $28,805,114  $29,610,380

  Long-term
   Debt        $ 4,306,491 $ 3,167,085  $ 3,830,100  $ 1,927,321  $ 7,013,888

  Working
   Capital     $(1,959,807)$(3,650,422) $  (634,899) $(4,830,602) $( 663,079)

  Stockholders'
   Equity      $17,960,193 $16,321,991  $18,556,274  $17,564,482  $17,200,149

  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
                                                   2004
                                                   ----
                QUARTER            IV          III          II         I
                             -----------  -----------  ----------- -----------
 Sugar and molasses sales    $ 3,465,953  $ 2,777,637  $20,503,174 $ 6,422,358
 Interest earned                   3,971        5,423        3,870         920
 Mineral leases and royalties    280,899      166,795      133,892     130,356
 Gain (loss) on disposal of
  assets                           5,645       25,857         -           -
 Other                           255,670      (11,201)     684,884   2,160,254
                             -----------  ------------  ---------- -----------
                               4,012,138    2,964,511   21,325,820   8,713,888
                             -----------  -----------  ----------- -----------
 Cost of products sold         6,614,360    4,293,345   16,142,672   6,082,543
 General and administrative      237,256      216,852      328,872     212,984
 Interest expense                165,085      178,247      188,831     136,414
                             -----------  -----------  ----------- -----------
                               7,016,701    4,688,444   16,660,375   6,431,941
                             -----------  -----------  ----------- -----------
 Net income (loss) before
  income taxes                (3,004,563)  (1,723,933)   4,665,445   2,281,947
 Income taxes (credit)        (1,404,220)  (  655,095)   1,772,869     867,140
                             ------------  -----------  ---------- -----------
 Net income (loss)           $(1,600,343) $(1,068,838) $ 2,892,576 $ 1,414,807
                             ============ ============ =========== ===========
 Net income (loss) per share $      (.64) $      (.43) $      1.16 $       .57
                             ============ ============ =========== ===========
 Average shares outstanding    2,500,000     2,500,000   2,500,000   2,500,000
                             ============ ============ =========== ===========














                                     II-2                                -8-


                                                   2003
                                                   ----
                   QUARTER        IV          III           II          I
                             -----------  -----------  ----------- -----------
 Sugar and molasses sales    $ 2,839,659  $ 5,686,946  $22,739,432 $ 8,440,926
 Interest earned                       2        1,333         -            781
 Mineral leases and royalties     88,016       72,782       65,464      86,274
 Gain (loss) on disposal of
  assets                          (1,900)        (631)     171,768        -
 Other                            23,143       71,154      798,251     438,370
                             ----------- ------------   ---------- -----------
                               2,948,920    5,831,584   23,774,915   8,966,351
                             -----------  -----------  ----------- -----------
 Cost of products sold         4,758,287    8,250,659   19,921,672  10,348,164
 General and administrative      357,089      158,815      266,958     259,767
 Interest expense                 89,534      113,116      112,876      81,306
                             -----------  -----------  ----------- -----------
                               5,204,910    8,522,590   20,301,506  10,689,237
                             -----------  -----------  ----------- -----------
 Net income (loss) before
  income taxes                (2,255,990)  (2,691,006)   3,473,409  (1,722,886)
 Income taxes (credit)          (604,806)  (1,022,583)   1,319,896  (  654,697)
                             ------------  -----------  ---------- -----------
 Net income (loss)           $(1,651,184) $(1,668,423) $ 2,153,513 $(1,068,189)
                             ============ ============ =========== ===========
 Net income (loss) per share $      (.66) $      (.67) $       .86 $      (.43)
                             ============ ============ =========== ===========
 Average shares outstanding    2,500,000     2,500,000   2,500,000   2,500,000
                             ============ ============ =========== ===========


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




                                     II-3                                -9-

Critical Accounting Policies
----------------------------
      For a complete description of the Company's accounting policies, please refer to Footnotes 1 and 2 to the financial statements.

Results of Operations
---------------------

      Net income for the year ended July 31, 2004 was $1,638,202. The Company suffered a loss of $2,234,283 for the year ended July 31, 2003. Earnings for for the year ended July 31, 2002 were $991,792. The Company ground 901,639 tons of cane for the 2003 crop, 1.046,748 for the 2002 crop and 1,027,182 tons for the 2001 crop. Sugar yield per ton was 215 pounds per ton for the 2003 crop, 175 pounds per ton for the 2002 crop and 207 pounds per ton in 2001. Although sugarcane yield was down for the 2003 crop, sugar per ton was up dramatically at 215 pounds compared to 175 pounds the previous year. The dramatic reduction in yield for the 2002 crop was a direct result of Tropical Storm Isadore and Hurricane Lili. The tropical storm hit this area right before grinding started then the hurricane hit three days after grinding had started. These storms severely damaged the cane. That, coupled with excessive rainfall during the rest of the crop, was the primary cause of the net loss for the year ended July 31, 2003.

      The average price received for raw sugar for the past three (3) years was 20.93 cents per pound for the 2003 crop, 20.68 cents per pound in 2002, and 20.45 cents per pound in 2001. The slight increase in price along with the higher yield resulted in a profitable year for the Company.

      Average daily grinding rates remained about the same for the three years. For the 2003 crop, the average daily grinding rate was 10,027 tons, for 2002 9,985 and for 2001 10,727.

      Income from mineral leases and royalties was $711,942 for the year ended July 31, 2004, $312,536 and $519,857 for the previous two years, respectively. The Company has a new well in St. Mary Parish brought in May, 2003 (Zenor A-16). The Company had not received any royalties from this well as of July 31, 2003. Royalties totaled $596,782 from the Zenor A16 and Sterling #1 well for the year ended July 31, 2004. The Company had income of $115,160 and deferred lease income of $42,872 from two oil and gas leases covering 662 acres. These leases will expire on November 4, 2004 unless renewed by the lessees.

      The company recognized a gain on the disposition of property and equipment that amounted to $31,502 for the year ended July 31, 2004, a gain of $169,237 for 2003 and a loss of $217,621 in 2002. The gain in 2004 was principally from the sale of a sugar warehouse and the gain in 2003 was mostly from the sale of land. The Company sold 1.955 acres in LaFourche Parish which resulted in a gain of $107,385 and sold 291 acres in LaFourche Parish netting a gain of $70,609. The Company sustained a loss on the sale of equipment totaling $8,757. The loss for the year ending July 31, 2002 was due to write-offs of obsolete equipment.






                                     II-4                                -10-


      Other revenues generally consist primarily of miscellaneous income items and cane land rental income. Other revenues were $3,089,607 for the year ended July 31, 2004, $1,330,918 for 2003, and $1,702,370 for 2002.
 These amounts include rental income (substantially all from cane land) of $1,299,204, $1,166,320, $1,259,683 for 2003, 2002 and 2001 respectively.
 Other revenues for the year ended July 31, 2004 also include a disaster payment received or receivable from the Commodity Credit Corporation as explained below.

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

         Management estimates the gross amount to be paid to the Company to be $4,386,000 before the 7% holdback and payments to farmers of 65%. After farmer payments, the Company's portion of the proceeds was $1,526,946. These amounts are before rentals to be received from producers on Company owned land. These rentals, including the 7% holdback, are estimated to be $106,875 resulting in a total due the Company of $1,633,821.

      Cost of products sold for the year ended July 31, 2004, 2003 and 2002 was $33,132,920, $43,278,782, and $41,228,895 respectively. Charges relating to the sale and manufacture of raw sugar and blackstrap molasses are charged to this category of accounts. Sales were down substantially for the year ended July 31, 2004 primarily because of the short crop. As would be expected, cost of sales is also down substantially.

      General and administrative expenses were $995,964 for the year ended July 31, 2004. For the same period ending the previous two years, general and administrative expenses were $1,042,629 and $959,335, respectively. The higher cost in 2003 is almost entirely related to an increase in the Company's portion of hospitalization cost. For 2004 and 2002, general and administrative costs remained approximately the same.

      Interest expenses were $668,577 for the year ended July 31, 2004, $396,832 in 2003 and $685,800 in 2002. The increase in interest expense over the previous year results from the average aggregate short-term borrowings and weighted average interest rate shown in Footnote 3 to the financial statements. These amounts were $7,655,617 for the year ended July 31, 2004, $2,331,640 for 2003 and $6,942,653 for 2002. The weighted average interest rate for those years was 3.93% for 2004, 4.02% for 2003, and 4.41% for 2002.

      The Company recorded income taxes of $580,694 for the year ended July 31, 2004, a tax credit of $962,190 for the year ended July 31, 2003 and a tax expense of $600,763 for 2002. Footnote 5 to the financial statements explains in detail the differences in actual and statutory tax rates, deferred taxes and tax carry forwards.

                                     II-5                                -11-

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

 Liquidity and Capital Resources
 -------------------------------

      The current ratio at July 31, 2004 was .86 to 1 compared to .57 to 1 for the previous year. The lower current ratio in 2003 is generally attributable to the loss for the year ended July 31, 2003. In addition, the Company has installed a new boiler at a cost of approximately $3,459,148. The boiler was put on line on October 17, 2003. Short-term borrowings were used to finance a major portion of the cost of the new boiler. The
 Company made arrangements with a bank and financed $3,000,000 of the cost of the boiler long term. The Company continues to apply the proceeds from oil and gas royalties to pay down principal on its long-term debt.

      The Company reinvests earnings toward the modernization and expansion of the factory believing this to be in the Company's best interest for the long term. For the period February 1, 2004 to September 30, 2004, the Company budgeted $3,848,550 for repairs and maintenance and $1,775,000 for capital improvements.

      The Company has in place a line of credit with a bank for $12,000,000.

 ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Not applicable


























                                     II-6                                 -12-

 ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

 To The Stockholders and Board of Directors
 Sterling Sugars, Inc.
 Franklin, Louisiana

			  INDEPENDENT AUDITORS' REPORT

	We have audited the accompanying balance sheets of Sterling Sugars, Inc. as of July 31, 2004 and 2003, and the related statements of income and retained earnings and cash flows for each of the three years in the period ended July 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.
 An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sterling Sugars, Inc. as of July 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

  /s/ Broussard, Poche', Lewis & Breaux, L.L.P.


 Lafayette, Louisiana
 September 13, 2004




















                                    II-7                                -13-

			     STERLING SUGARS, INC.
				BALANCE SHEETS
                            JULY 31, 2004 AND 2003
 ASSETS

 CURRENT ASSETS:
                                                     2004         2003
						 ------------ ------------
   Cash                                          $     2,378  $    1,110
   Temporary cash investments                      1,548,348         -
						 ------------ ------------
    Total cash and temporary cash investments      1,550,726       1,110

   Accounts receivable, principally sugar and
    molasses  sales, no allowance for doubtful
    accounts considered necessary                  1,405,538      195,943
   Raw sugar inventory - cost                      7,661,336    1,935,312
   Operating supplies - at cost                      744,670      702,819
   Deferred income taxes                                -       1,576,000
   Prepaid expenses and other assets                 504,470      415,183
						 ------------ ------------
      TOTAL CURRENT ASSETS                        11,866,740    4,826,367
						 ------------ ------------

  PROPERTY, PLANT AND EQUIPMENT, at cost:
   Land                                            8,206,881    8,206,881
   Buildings                                       3,732,326    3,732,326
   Machinery and equipment                        47,074,623   44,229,109
						 ------------ ------------
                                                  59,013,830   56,168,316
   Less accumulated depreciation                  33,542,331   31,239,701
						 ------------ ------------
                                                  25,471,499   24,928,615
						 ------------ ------------
  INVESTMENTS AND OTHER ASSETS:
   Cash value of officers' life insurance             56,344       50,583
   Deferred Compensation Investment                   27,222         -
   Expenditures for future crops                     106,870      379,654
   Notes receivable, no allowance for
    doubtful accounts considered necessary           228,174      255,646
						 ------------ ------------
    Total investments and other assets               418,610      685,883
						 ------------ ------------
                                                 $37,756,849   $30,440,865
						 ============ ============







		       See notes to financial statements





                                    II-8                              -14-

			     STERLING SUGARS, INC.
				BALANCE SHEETS
                            JULY 31, 2004 AND 2003

 LIABILITIES AND STOCKHOLDERS' EQUITY
                                                      2004          2003
						-------------- -------------
 CURRENT LIABILITIES:
  Notes payable                                 $  8,404,000    $  4,207,023
  Accounts payable and accrued expenses              420,446       1,449,124
  Due to cane growers                              3,872,774       2,202,392
  Current portion of long-term debt
   and capital leases                              1,129,327         618,250
						-------------- --------------
           TOTAL CURRENT LIABILITIES              13,826,547       8,476,789
                                                -------------- --------------

 LONG-TERM DEBT AND CAPITAL LEASE, less portion
  due within one year included in current
  liabilities                                      4,306,491       3,167,085
						-------------- --------------
  DEFERRED INCOME TAXES                            1,663,618       2,475,000
						-------------- --------------
  COMMITMENTS AND CONTINGENCIES (Note 9)                 -              -
						-------------- --------------
  STOCKHOLDERS' EQUITY:
  Common stock, par value $1 per share:
  Authorized and issued 2,500,000 shares           2,500,000       2,500,000
  Additional paid-in capital                          40,455          40,455
  Retained earnings                               15,419,738      13,781,536
                                                 ------------  --------------
                                                  17,960,193      16,321,991
                                                 ------------  --------------
                                                 $37,756,849     $30,440,865
                                                 ============  ==============



















                     See notes to financial statements



                                   II-9                                 -15-

			     STERLING SUGARS, INC.
		  STATEMENTS OF INCOME AND RETAINED EARNINGS

                                                   YEARS ENDED JULY 31,
                                         -------------------------------------
                                              2004        2003        2002
                                         ----------- ----------- -----------
 REVENUES:
  Sugar and molasses sales               $33,169,122 $39,706,963 $42,458,071
  Interest earned                             14,184       2,116       3,908
  Mineral leases and royalties               711,942     312,536     519,857
  Gain (loss) on disposition of property
   and equipment                              31,502     169,237    (217,621)
  Other                                    3,089,607   1,330,918   1,702,370
					 ----------- ----------- -----------
                                          37,016,357  41,521,770  44,466,585
					 ----------- ----------- -----------
 COST AND EXPENSES:
  Cost of products sold                   33,132,920  43,278,782  41,228,895
  General and administrative                 995,964   1,042,629     959,335
  Interest and loan expenses                 668,577     396,832     685,800
					 ----------- ----------- -----------
                                          34,797,461  44,718,243  42,874,030
					 ----------- ----------- -----------
 INCOME (LOSS) BEFORE INCOME TAXES         2,218,896 ( 3,196,473)  1,592,555
 INCOME TAXES (CREDIT)                       580,694 (   962,190)    600,763
					 ----------- ----------- -----------
 NET INCOME (LOSS)                         1,638,202 ( 2,234,283)    991,792

 RETAINED EARNINGS AT BEGINNING OF YEAR   13,781,536  16,015,819  15,024,027
					 ----------- ----------- -----------
 RETAINED EARNINGS AT END OF YEAR        $15,419,738 $13,781,536 $16,015,819
					 =========== =========== ===========
 WEIGHTED AVERAGE EARNINGS PER
  COMMON SHARE:
   Net income (Loss)                            $.66       ($.89)       $.40
					 ===========  ========== ===========
 CASH DIVIDENDS PAID                            $  0        $  0      $    0
					 =========== =========== ===========

















                        See notes to financial statements

                                    II-10                                -16-


			    STERLING SUGARS, INC.
			  STATEMENTS OF CASH FLOWS

                                                Years Ended July 31,
                                       --------------------------------------
                                            2004         2003        2002
				       ------------ ------------ ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings                            $1,638,202 $ (2,234,283) $   991,792
 Adjustments to reconcile net income
  to net cash provided by (used
  in) operating activities:
   Depreciation                           2,589,338    1,975,176    2,043,711
   Deferred income taxes                    764,618   (  980,000)     379,740
   (Gain) loss on dispositions of property
    and equipment                        (   31,502)  (  169,237)     217,621
   Changes in operating assets and liabilities:
   (Increase) decrease in accounts
    receivable                           (1,209,595)   1,085,599     (292,129)
   (Increase) decrease in inventories    (5,767,875)     529,478   (2,406,962)
   (Increase) decrease in prepaid expenses ( 89,287)    ( 34,882)      91,123
    Increase (decrease) in accounts payable
     and accrued expenses and due to cane
     growers                                641,704    1,990,204      695,836
    Decrease in expenditures future crops   272,784      379,655      379,654
    Other items - net                       (97,998)      77,339      102,230
					  ----------- ------------ -----------
  NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES                  (1,289,611)   2,619,049    2,202,616
					 ------------ ------------ -----------
  CASH FLOWS FROM INVESTING ACTIVITIES:
   Increase in notes receivable             (32,596)     (63,928)     (53,817)
   Collection on notes receivable            60,068       56,508       88,605
   Purchases of property, plant and
    equipment                            (3,541,153)  (3,227,642)  (1,843,521)
   Proceeds from dispositions of
    property and equipment                  505,448      634,610       70,185
   					 ------------  ----------- -----------
  NET CASH (USED IN)
   INVESTING ACTIVITIES                  (3,008,233)  (2,600,452)  (1,738,548)
                                         ------------ ----------- -----------
  CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from short-term notes
    payable and long-term debt           13,439,772    7,971,005    9,179,523
   Payments on short-term notes
    payable and long-term debt           (7,592,312)  (7,992,358)  (9,673,674)
					 ------------ ------------ -----------
   NET CASH PROVIDED BY
    FINANCING ACTIVITIES                  5,847,460   (   21,353)  (  494,151)
					 ------------ ------------ -----------
   INCREASE (DECREASE) IN CASH AND
    TEMPORARY CASH INVESTMENTS            1,549,616   (    2,756)  (   30,083)
   CASH AND TEMPORARY CASH INVESTMENTS
    AT BEGINNING OF YEAR                      1,110        3,866       33,949
					  ----------- ----------- -----------
    (Continued)

                                      II-11                               -17-

			       STERLING SUGARS, INC.
			     STATEMENTS OF CASH FLOWS

                                                 Years Ended July 31,
					  ------------------------------------
                                             2004         2003        2002
					  ------------ ----------- -----------
  CASH AND TEMPORARY CASH INVESTMENTS
   AT END OF YEAR                         $1,550,726   $   1,110    $    3,866
					  ============ =========== ===========

  SUPPLEMENTAL INFORMATION REGARDING
   CASH FLOWS:
   INTEREST PAID                          $  622,914    $ 398,323    $  722,519
                                          ============ ============ ===========

  INCOME TAXES PAID                       $   80,495    $ 127,435    $  132,591
					  ============ ============ ===========





































                          See notes to financial statements

                                      II-12                              -18-


			      STERLING SUGARS, INC.
			  NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED JULY 31, 2004, 2003 AND 2002


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

      Inventories consist of raw sugar, molasses, parts and supplies and deferred crop expenditures for future crops. Parts and supplies are stated at the lower of first-in, first-out (FIFO) cost or market. Expenditures relating to the cost of growing crops are deferred and expensed as crops are sold. Raw sugar is stated at lower of average cost or market. Molasses is a by product of producing raw sugar and is stated at market value less estimated disposal costs.

      Receivables are written off using the direct method. This method does not differ materially from that which is required for financial reporting purposes. There were no trade receivables 90 days or more past due for fiscal years ended July 31, 2004 and 2003.

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

      The Company maintains, at a regional financial institution, cash which may exceed federally insured amounts at times.

                                     II-13                               -19-

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

 3. NOTES PAYABLE

      The Company had $8,404,000 short-term outstanding notes payable at July 31, 2004 and $4,207,023 short-term notes payable outstanding at July 31, 2003.

      The maximum aggregate short-term borrowings outstanding were $27,620,900 in 2004, $32,110,900 in 2003 and $32,005,668 in 2002. The average aggregate amount of short-term borrowings and the weighted average interest rate was approximately $7,655,617 and 3.93% in 2004, $2,331,640 and 4.02% in 2003,
 and $6,942,653 and 4.41% in 2002.

 4. LONG-TERM DEBT
     Long-term debt at July 31, 2004 and 2003 consisted
     of the following:
                                                        2004        2003
                                                     -----------  -----------
     6.50% note collateralized by equipment
     payable in four annual payments of
     $68,250 each, including interest with
     final payment due in December, 2005.            $   123,416 $   180,290

     7.00% mortgage note collateralized by
     substantially all assets of the Company;
     payable in semi-annual payments of
     $275,000, interest payable quarterly, with the
     unpaid balance due December 31, 2006.           $ 2,610,332 $ 3,605,045

     5.75% mortgage note collateralized by
     substantially all assets of the Company;
     payable in semi-annual payments of $250,000,
     interest payable quarterly, with the unpaid
     balance due in September, 2009                  $ 2,602,375      -

     5.00% note payable annually with the unpaid
     balance due in March, 2013                      $    99,695      -
                                                    ------------ ------------
                                                     $ 5,435,818 $ 3,785,335
     Less portion due within one year                 (1,129,327)   (618,250)
                                                    ------------ ------------
                                                     $ 4,306,491 $ 3,167,085
                                                    ============ ============









                                     II-14                              -20-

     The aggregate annual principal payments applicable to these notes and capital leases are payable as follows:

       Year ended July 31, 2005           $  1,129,327
       Year ended July 31, 2006              1,116,243
       Year ended July 31, 2007              2,021,409
       Year ended July 31, 2008                511,077
       Year ended July 31, 2009                511,077
       Thereafter                              146,685
					  -------------
                                          $  5,435,818
					  =============

     The Company has a line of credit of $12,000,000 with a bank. As of July 31, 2004 and 2003 the Company had borrowed $8,404,000 and $4,207,023 respectively, against the line and was in compliance with all debt covenants relating to the line of credit.

  5. INCOME TAXES

    Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. The tax effects of significant items comprising the Company's net deferred tax liability as of July 31, 2004 and 2003 are as follows:

                                                        2004        2003
						   ------------ ------------
    Deferred tax assets:
       Tax credit carryforwards                    $   153,257    $  153,000
       Operating loss carryovers                     1,527,684     1,602,000
       Other                                            10,230          -
                                                   ------------ -------------
        Total                                        1,691,171     1,755,000
                                                   ------------ -------------
    Deferred tax liabilities:
       Differences between book and tax basis of
         property                                   (3,353,366)   (2,654,000)
       Other                                            (1,423)         -
						   ------------ -------------
                                                    (3,354,789)   (2,654,000)
                                                    ----------- -------------
       Net                                         $(1,663,618)  $(  899,000)
						   ============ =============
   The foregoing net amounts were included in the accompanying balance sheet as follows:
                                                          2004      2003
                                                    ------------ -----------
   Deferred tax assets - Current                    $      -     $ 1,576,000
   Deferred tax liability - Non-current              (1,663,618)  (2,475,000)
                                                    ------------ -----------
   Net                                              $(1,663,618) $(  899,000)
                                                    ============ ===========




                                     II-15                               -21-

   There was no valuation allowance required at July 31, 2004 and 2003.

   Income taxes (benefits) consist of the following components:

                                                2004      2003        2002
					    ---------- ---------- -----------
   Current tax liability                    $   15,082 $   17,810  $ 174,763
   Deferred                                    565,612  ( 980,000)   426,000
					    ---------- ---------- -----------
                                            $  580,694 $( 962,190) $ 600,763
					    ========== ========== ===========

   State income taxes included in income tax expense amounted to approximately $15,082 in 2004, $0 in 2003 and $78,550 in 2002.

   Deferred income taxes relate primarily to the following items:

                                                 2004      2003        2002
					    ----------- ---------- -----------
   Depreciation                             $   699,126 $  262,000  $ 426,000
   Net operating loss carryforward               74,316 (1,242,000)      -
   Other                                       (207,830)      -          -
					    ----------- ---------- ------------
                                            $   565,612 $( 980,000) $ 426,000
					    =========== ========== ============

   Income taxes as a percentage of pretax earnings vary from the effective Federal statutory rate of 34%. The reasons for these differences are shown below:
                                        2004          2003          2002
                                  ---------------- ------------ ---------------
                                        Amount  %   Amount    %    Amount   %
                                  ---------------- ------------ ---------------
   Income taxes at statutory
    rate of pretax earnings       $    754,425 34 (1,086,801)-34 $  522,212 34
   Increase (decrease) in taxes
    resulting from:
     State income taxes                 15,082   1         0   0     78,551  5
     Other items - net                (188,813) -8   124,611   4          0  0
                                  ---------------- ------------- --------------
   Actual income taxes            $    580,694  26 $ (962,190)-30 $  600,763 39
                                  ================ ============== =============

   At July 31, 2004 the Company had alternative minimum tax credit carryforwards of approximately $153,257 available to reduce future income taxes payable under certain circumstances. The alternative minimum tax credit carryover period is unlimited. The Company had a net operating loss carryover of approximately $4,065,151 of which $342,152 will expire in 2018 and $3,723,009 will expire in 2023.









                                     II-16                             -22-

 6. RETIREMENT PLAN
   The Company has a defined benefit non-contributory retirement plan in force covering eligible salaried and factory hourly employees. The Company's current policy is to contribute annually the amount that can be deducted for federal income tax purposes. The benefits are based upon years of service and employee's compensation during the best five years of employment. The total pension expense for the years ended July 31, 2004 was $0 and $70,000 for the year ended July 31, 2003. The plan was fully funded for 2004 and no contributions were necessary.

   Data relative to the Plan were as follows (in thousands):
                                                             July 31,
						       ---------------------
                                                         2004        2003
						       ---------  ---------
   Actuarial present value of benefit obligations:
     Vested benefit obligation                         $  1,303   $  1,461
                                                       ========== =========
     Projected benefit obligation for service rendered
      to date                                          $ (1,857)  $ (1,776)
     Plan assets at fair value                            1,634      1,630
                                                       ---------- ---------
     Plan assets in excess of projected benefit
      obligation                                         (  223)    (  146)
     Remaining unrecognized portion of net assets at
      February 1, 1987                                       16         16
     Unrecognized net loss from past experience
      different from that assumed                            94         74
							---------- --------
     Prepaid pension cost included in other assets      $ ( 113)   $(   56)
							========== ========

   The net pension expense for 2002, 2001 and 2000 included the following (income) expense components:
                                                       2004       2003
                                                     ---------   -------
   Service cost - benefits earned during the period  $    27    $    78
   Interest cost on projected benefit obligation          93        109
   Actual return on plan assets                          (73)      (110)
   Net amortization and deferrals                        (10)      ( 10)
                                                     ---------   -------
   NET PENSION EXPENSE                               $    37     $   67
                                                     =========   =======
   The discount rate used in determining the actuarial present value of the projected benefit obligation was 7.0% in 2004 and 6.25% in 2003. The projected rate of increase in future compensation levels used was 3.0% in 2004 and 4.5% in 2003. The expected rate of return on plan assets was 7.0% in 2004 and 2003. The plan's assets consist primarily of deposits in the general funds of an insurance company.









                                     II-17                              -23-

7. EMPLOYEE SAVINGS PLAN

   The Company established, effective February 1, 1992, an Employee Savings Plan under Section 401(k) of the Internal Revenue Code. The Plan, which covers eligible salaried and factory hourly employees, provides that the Company match up to 50% of the first 6% of employee contributions. The Company's contribution for the years ended July 31, 2004, 2003 and 2002 was $26,552, $32,215 and $42,221, respectively.

8. REVENUES

   Sugar and molasses sales are comprised of the following:
                                              2004         2003       2002
                                          ----------- -----------  -----------
   Sugar                                  $31,982,403 $38,375,874  $40,405,488
   Molasses                                 1,186,719   1,331,089    2,052,583
                                          ----------- -----------  -----------
                                          $33,169,122 $39,706,963  $42,458,071
                                          =========== =========== ============

   Sugar sales to individual major customers were $6,648,698, $17,805,033 and $7,528,672 in 2004 and $2,298,791, $10,411,317 $10,155,535, $9,708,478 and
   $5,801,753 in 2003 and $23,699,550, $10,663,573 and $5,866,641 in 2002.

   Income from mineral leases and royalties is comprised of the following:

                                                 2004      2003      2002
                                               --------- --------  ---------
   Oil and gas royalties                       $596,782  $278,843  $485,186
   Mineral leases                               115,160    33,693    34,671
   					       --------- --------  ---------
                                               $711,942  $312,536  $519,857
					       ========= ========  =========

   A well was discovered on Company property and production began on May
   3, 2000. The Company's share of production from the well as of July 31, 2003 was $278,843 and for July 31, 2002 $472,462. Production from the well has declined substantially from the approximately $933,000 collected
   for the year ended July 31, 2001.   A new well was brought in on Company
   property in May, 2003 named Zenor A-16. As of July 31, 2003, the Company had not received royalties from production on the well. The Company began receiving royalties on this well in the first quarter of 2004 hence the increase for the current year in oil and gas royalties. Oil and gas royalties consist entirely of landowners overrides which management considers incidental to the operations of the Company. Reserve information relating to production has not been made available to the Company.


   Other revenues is comprised of the following:
                                                2004      2003       2002
                                              --------- ---------  ---------
   Rental property                           $1,299,204 $1,166,320 $1,259,683
   Disaster payment                           1,633,821      -          -
   Other                                        156,582    164,598    442,687
                                              --------- ---------- ----------
                                             $3,089,607 $1,330,918 $1,702,370
                                             ========== ========== ==========

                                     II-18                              -24-

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

10. RELATED PARTIES

   During the years ended July 31, 2004, 2003 and 2002 the Company was involved in the following related party transactions:

   The Company reimbursed M. A. Patout & Son, Ltd. and Patout Equipment (a subsidiary M. A. Patout & Son, Ltd) for certain expenses paid by them on behalf of the Company and repairs to equipment made by Patout Equipment. Reimbursements were $45,256 in 2004, $900,743 in 2003 and $40,466 in 2002. In 2004, consulting fees were paid to two persons totaling $44,766. Both persons are affiliated with M. A. Patout & Son, Ltd. At July 31, 2004 M. A. Patout owed Sterling $11,461. The majority of the reimbursements for 2003 were for differences in swapped raw sugar sales whereby M. A. Patout sold and delivered sugar for the Company and vice versa. The Company also purchased, in 2003, 589.85 acres of land from M. A. Patout & Son, Ltd. at fair market value. In 2004, the Company sold a sugar warehouse to M. A. Patout & Son, Ltd. at fair market value. The price received for the warehouse was $505,448.

11. VALUE OF FINANCIAL INSTRUMENTS

   Estimated fair value of the Company's financial instruments were as follows (in thousands):
                                            July 31, 2004    July 31, 2003
                                           ---------------   ---------------
                                        Carrying  Fair        Carrying Fair
                                         value   value         value   value
                                       --------- ----------   ------- ------
    Cash and cash equivalents          $   1,551 $    1,551  $      1 $    1
    Accounts receivable                    1,406      1,406       196    196
    Notes receivable                         228        178       256    200
    Short-term debt                        8,404      8,404     4,207  4,207
    Accounts payable                         420        420     1,449  1,449
    Due to growers                         3,873      3,873     2,202  2,202
    Long-term debt (including current
      portion)                             5,436      5,436     3,785  3,785

    The carrying value of cash and cash equivalents, accounts receivable, short-term debt, accounts payable and due to growers approximate fair value due to short-term maturities of these assets and liabilities.





                                     II-19                            -25-

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
























                                     II-18                                -26-

				   PART III

ITEM 10-DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding directors required under this item is contained in the registrant's Proxy Statement dated November 18, 2004 under the captions "Election of Directors" and "Information Concerning Management-Business Experience of Directors," incorporated herein by reference.

     The following table sets forth information concerning the Company's executive officers, including their principal occupation for the past five years and all positions and offices held with the Company by such executive officers. The term of each of the below named executive officers, elected November 20, 2003, expires on the date of the annual stockholders meeting in 2004, or when their successors have been chosen.

            NAME             CAPACITY                               AGE
      ----------------------------------------------------------------------
      Craig P. Caillier      President and CEO February 2,
			     1996 to present; Senior Vice
			     President and General Manager
                             January 1994 - February 1, 1996.        42

      Rivers Patout*         Vice President and General
                             Manager since February 16, 2003; Vice
                             President Property Development
                             March, 1998 - February 15, 2003         39

      Stanley H. Pipes       Vice President from 1977 until August
			     1989; Senior Vice President from
			     August 1989 until January 1994; Vice
			     President since that date; Treasurer
                             since 1971.                             69

 *Rivers Patout is the son of William S. Patout, III, director of the Company.

 Information required under this item as respects compliance with Section 16
 (a) of the Securities Exchange Act of 1934 is contained in the registrant's Proxy Statement dated November 18, 2004 under the caption "Information Concerning Management-Certain Transactions," incorporated herein by reference.

ITEM 11-EXECUTIVE COMPENSATION

 Information required under this item is contained in the registrant's Proxy Statement dated November 18, 2004 under the caption "Information Concerning Management-Executive Compensation," incorporated herein by reference.

ITEM 12-SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

 Information required under this item is contained in the registrant's Proxy Statement dated November 18, 2004 under the captions "Voting Securities and Principal Holders Thereof" and "Election of Directors," incorporated herein by reference.




                                    III-1                                 -27-

ITEM 13-CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

 Information required under this item is contained in the registrant's Proxy Statement dated November 18, 2004 under the caption "Information Concerning Management-Certain Transactions," incorporated herein by reference.





















































                                    III-2                                 -28-

                                    FORM 10-K

				     PART IV

ITEM 15-EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8K

 (a) 1. Financial Statements

	The following financial statements of Sterling Sugars, Inc. are included in Part II, Item 8:

         Independent Auditors Report (Fiscal Years 2004 and 2003)

         Balance Sheets as of July 31, 2004 and 2003

	 Statements of Income and Retained Earnings for years ended
          July 31, 2004, 2003, and 2002

         Statements of Cash Flows for years ended July 31, 2004,
         2003, and 2002

	 Notes to Financial Statements

 (a) 2. Financial Statement Schedules

	  Not Applicable

 All schedules are omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.




























                                      IV-1                              -29-

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
	       (gg) Agricultural lease-Theodore Broussard           (o)
	       (hh) Agricultural lease-Kevin Breaux                 (o)
	       (ii) Agricultural lease-Sun Operating Limited P.     (o)










                                      IV-2                             -30-

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

  (b) Incorporated by reference from registrant's Form 10-K for the fiscal year ended January 31, 1981.*

  (c) Incorporated by reference from registrant's Form 10-K for the fiscal year ended January 31, 1982.*

  (e) Incorporated by reference from registrant's Form 10-K for the fiscal year ended January 31, 1984.*

  (f) Incorporated by reference from registrant's Form 10-K for the fiscal year ended January 31, 1986.*

  (g) Incorporated by reference from registrant's Form 10-K for the fiscal year ended January 31, 1987.*

  (i) Incorporated by reference from registrant's Form 10-K for the fiscal year ended January 31, 1989.*

  (j) Incorporated by reference from registrant's Form 10-K for the fiscal year ended January 31, 1990.*
                                     IV-3                                -31-

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

  (o) Incorporated by reference from registrant's Form 10-K for the fiscal year ended January 31, 1995*

  (p) Incorporated by reference from registrant's Form 10-K for the fiscal year ended January 31, 1996*

  (q) Incorporated by reference from registrant's Form 10-K for the fiscal year ended January 31, 1997*

  (r) Incorporated by reference from registrant's Form 10-K for the fiscal year ended January 31, 1998*

  (s) Incorporated by reference from registrant's Transition Form 10-K for the six months ended July 31, 1998*

  (*) Filed herewith
      * Commission File Number 0-1287




























                                        IV-4                             -32-

 				  Signatures

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

						STERLING SUGARS, INC.

    Date October 15, 2004                       BY /s/ Craig P. Caillier
    ---------------------                       ------------------------
						   Craig P. Caillier
						   President & CEO

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, which includes the Chief Executive Officer, the Chief Financial and Accounting Officer and a majority of the Board of Directors, on behalf of the Registrant and in the capacities and on the dates indicated:

  /s/ Craig P. Caillier         President & CEO             October 15, 2004
  ---------------------------
       Craig P. Callier

  /s/ Stanley H. Pipes          Vice President & Treasurer
  ---------------------------   (Principal Financial and
       Stanley H. Pipes         Accounting Officer)         October 15, 2004

  /s/ Bernard E. Boudreaux      Chairman of Board           October 15, 2004
  ---------------------------
       Bernard E. Boudreaux

  /s/ Robert Patout             Director                    October 15, 2004
  ---------------------------
       Robert Patout

  /s/ Peter V. Guarisco         Director                    October 15, 2004
  ---------------------------
       Peter V. Guarisco

  /s/ James Keys                Director                    October 15, 2004
  ---------------------------
       James Keys

  /s/ Victor Guarisco, II       Director                    October 15, 2004
  ---------------------------
       Victor Guarisco, II

  /s/ William S. Patout, III    Director                    October 15, 2004
  ---------------------------
       William S. Patout, III

  /s/ Frank William Patout      Director                    October 15, 2004
 ----------------------------
       Frank William Patout




                                        IV-5                            -33-

 EXHIBIT II

				STERLING SUGARS, INC.
                         COMPUTATION OF EARNINGS PER SHARE

                                                   Years Ended July 31,
                                            ---------------------------------
                                               2004       2003        2002
                                            ---------------------------------
 Primary
  Income (Loss)                             $1,638,202 $(2,234,283) $ 991,792
                                            ============ =========  =========


 Shares
  Weighted average number of common
  shares outstanding                         2,500,000  2,500,000  2,500,000
					    ---------- ----------- ----------
  Primary earnings (loss) per share               $.66      ($.89)      $.40
                                            ========== =========== ==========






































                                     IV-6                               -34-

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

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation;
        and
     c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

  5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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


                                     IV-7                              -35-

 Date: October 15, 2004
       ----------------
 /s/ Craig P. Caillier
 ----------------------
 Craig P. Caillier
 President and Chief Executive Officer

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

                                     IV-8                               -36-

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

  Date: October 15, 2004
        ----------------

        /s/ Stanley H. Pipes
        --------------------
        Stanley H. Pipes
        Vice President and Treasurer
       (Principal Financial and Accounting Officer)

EXHIBIT 32.1


                          CERTIFICATION PURSUANT TO
                           18 U.S.C. SECTION 1350,
                           AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

       In connection with the Annual Report of Sterling Sugars, Inc.
  (the "Company") on Form 10-K for the fiscal year ending July 31, 2004 as filed with the Securities and Exchange Commission on the date hereof
  (the "Report"), I, Craig P. Caillier, President and Chief Executive Officer of the Company, and I, Stanley H. Pipes, Vice President and Treasurer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

       (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

       (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                       /s/ Craig P. Caillier
  Date: October 15, 2004               ---------------------
                                       Craig P. Caillier
                                       President and Chief Executive Officer

  Date: October 15, 2004               /s/ Stanley H. Pipes
                                       ____________________
                                       Stanley H. Pipes
                                       Vice President & Treasurer












                                     IV-9                              -37-


                               INDEX TO EXHIBITS

       (10) Material Contracts

            None

                                                                     Page
       (II)   Computation of Earnings per Common Share                34
       (31.1) Certification                                           35
       (31.2) Certification                                           36
       (32.1) Certification                                           37














































                                     IV-10                              -38-