Form 10-Q
period 2004-10-31
STERLING SUGARS INC
filed 2004-12-13
CIK 94185

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                                   FORM 10-Q

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended October 31, 2004

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

        There were 2,500,000 common shares outstanding at November 30, 2004.

                                                  Total number of pages   17



                           STERLING SUGARS, INC.

                                 I N D E X

                                                                  PAGE
                                                                 NUMBER
        PART I:  FINANCIAL INFORMATION:

         ITEM 1. FINANCIAL STATEMENTS

                 Condensed balance sheets October 31, 2004
                 (unaudited) and July 31, 2004                     I-1

                 Statements of earnings and retained earnings
                 Three months ended October 31, 2004
                 (unaudited) and 2003 (unaudited)                  I-2

                 Statements of cash flows
                 Three months ended October 31, 2004
                 (unaudited) and 2003 (unaudited)                  I-3

                 Notes to condensed financial statements
                 Three months ended October 31, 2004 and 2003      I-5



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

         ITEM 4. CONTROLS AND PROCEDURES                           I-9

        PART II. OTHER INFORMATION:

         ITEM 1. LEGAL PROCEEDINGS                                II-1

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8K                  II-1






















                                                                          -2-


                           STERLING SUGARS, INC.
                          CONDENSED BALANCE SHEETS

                                                  October 31,    July 31,
                                                     2004          2004
                                                   UNAUDITED       NOTE
     ASSETS:                                    ---------------------------
      CURRENT ASSETS:
       Cash and short-term investments          $     55,776  $  1,550,726
       Accounts receivable                         3,446,431     1,405,538
       Inventories at lower of cost or market     13,159,822     8,406,006
       Other current assets                          409,204       504,470
                                                ------------- -------------
            TOTAL CURRENT ASSETS                $ 17,071,233  $ 11,866,740
                                                ------------- -------------
       Property, plant and equipment - net      $ 25,190,062  $ 25,471,499
                                                ------------- -------------
       Expenditures for future crops            $    106,870  $    106,870
                                                ------------- -------------
       Notes receivable - No allowance for
        doubtful accounts considered necessary  $    220,403  $    228,174
                                                ------------- -------------
       Other assets                             $     95,765  $     83,566
                                                ------------- -------------
                                                $ 42,684,333  $ 37,756,849
                                                ============= =============
     LIABILITIES AND STOCKHOLDERS' EQUITY:
      CURRENT LIABILITIES:
       Notes Payable                            $ 11,635,500  $  8,404,000
       Accounts payable and accrued expenses       1,699,047       420,446
       Due cane growers                            3,611,964     3,872,774
       Current portion long-term debt              1,129,327     1,129,327
                                                ------------- -------------
            TOTAL CURRENT LIABILITIES           $ 18,075,838  $ 13,826,547
                                                ------------- -------------
       Long-term debt                           $  3,549,782  $   4,306,491
                                                ------------- -------------
       Deferred income taxes                    $  1,663,618  $  1,663,618
                                                ------------- -------------

     STOCKHOLDERS' EQUITY:
        Common stock                            $  2,500,000  $  2,500,000
        Additional paid in capital                    40,455        40,455
        Retained earnings                         16,854,640    15,419,738
                                                ------------- -------------
                                                $ 19,395,095  $ 17,960,193
                                                ------------- -------------
                                                $ 42,684,333  $ 37,756,849
                                                ============= =============

       NOTE: The balance sheet at July 31, 2004 has been taken from the audited financial statements at that date and condensed.

                   See notes to condensed financial statements

                                      I-1                                -3-




                              STERLING SUGARS, INC.
                 STATEMENT OF EARNINGS AND RETAINED EARNINGS
                                 (UNAUDITED)

                                              THREE MONTHS ENDED OCTOBER 31
                                              -----------------------------
                                                      2004         2003
                                                     ------       ------
                                                  (Unaudited)   (Unaudited)
        REVENUES:

         Sugar and molasses sales                $  4,716,724  $  6,422,358
         Interest earned                                3,037           920
         Mineral leases and royalties                 404,921       130,356
         Other (Note B)                               846,361     2,160,254
                                                 ------------  ------------
                                                 $  5,971,043  $  8,713,888
                                                 ------------  ------------

        COSTS AND EXPENSES:

         Cost of products sold                   $  2,984,525  $  6,082,543
         General and administrative                   371,075       212,984
         Interest expense                             301,086       136,414
                                                 ------------  ------------
                                                 $  3,656,686  $  6,431,941
                                                 ------------  ------------

        NET EARNINGS (LOSS) BEFORE INCOME TAXES  $  2,314,357  $  2,281,947
        INCOME TAX EXPENSE (CREDIT)                   879,456       867,140
                                                 ------------  ------------
        NET EARNINGS (LOSS)                      $  1,434,901  $  1,414,807

        RETAINED EARNINGS AT BEGINNING OF PERIOD   15,419,739    13,781,536
                                                 ------------  ------------
        RETAINED EARNINGS AT END OF PERIOD       $ 16,854,640  $ 15,196,343
                                                 ============  ============

        NET EARNINGS (LOSS) PER SHARE            $        .57  $        .57
                                                 ============  ============
















                  See notes to condensed financial statements

                                      I-2                                 -4-




                             STERLING SUGARS, INC.
                           STATEMENT OF CASH FLOWS

                                                THREE MONTHS ENDED OCTOBER 31
                                                -----------------------------
                                                         2004         2003
                                                        ------       ------
                                                      (Unaudited) (Unaudited)
   OPERATING ACTIVITIES:
    Net earnings (Loss)                            $  1,434,901  $  1,414,807
    Adjustments to reconcile net earnings to net
     cash provided by (used in) operating
     activities:
     Depreciation                                       622,350       607,224
    Changes in operating assets and liabilities:
     Increase in accounts receivable                 (2,040,893)   (2,818,466)
     (Increase) decrease in inventories              (4,753,816)   (6,476,806)
     Increase (decrease) in other current assets     (   92,566)   (   89,661)
     Increase in accounts payable, accrued expenses
      and due cane growers                            1,017,791     2,320,920
     Other items - net                               (  245,369)      184,907
                                                   ------------- ------------
    Net cash used in operating activities          $ (4,057,602) $ (4,857,075)
                                                   ------------- ------------
    INVESTING ACTIVITIES:
     Purchase of property, plant and equipment     $ (  337,138) $ (2,461,332)
                                                   ------------- -------------
     Net cash used in investing activities         $ (  337,138) $ (2,461,332)

    FINANCING ACTIVITIES:
     Proceeds from short-term debt                 $ 11,257,000  $ 10,580,000
     Payments on short-term debt                     (7,600,500)   (2,787,023)
     Payments on long-term debt                      (  756,710)   (   89,430)
                                                   ------------- ------------
     Net cash provided by (used in) financing
       activities                                  $  2,899,790  $  7,703,547
                                                   ------------- ------------

    Increase (decrease) in cash and temporary
     investments                                   $ (1,494,950) $    385,140
    Cash and temporary investments at the
     beginning of the period                          1,550,726         1,110
                                                   ------------- ------------
    Cash and temporary investments at the
     end of the period                             $     55,776  $    386,250
                                                   ============= =============
    Continued








                   See notes to condensed financial statements



                                      I-3                                 -5-



                            STERLING SUGARS, INC.
                           STATEMENT OF CASH FLOWS
                                (CONTINUED)

                                            THREE MONTHS ENDED OCTOBER 31
                                            ------------------------------
                                                   2004        2003
                                                 --------    ---------
                                                (Unaudited)  (Unaudited)

      Supplemental information:

         Interest paid                           $  187,309  $  141,357
                                                 ==========  ==========
         Income taxes paid                       $     -     $     -
                                                 ==========  ==========











































                                       I-4                               -6-



                            STERLING SUGARS, INC.
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                 THREE MONTHS ENDED OCTOBER 31, 2004 AND 2003
                                 (UNAUDITED)


        A. CONDENSED FINANCIAL STATEMENTS:

             The condensed balance sheet as of October 31, 2004, the statements of earnings and retained earnings for the three months ending October 31, 2004 and 2003, and the condensed statements of cash flows for the three month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at October 31, 2004 and for all periods presented have been made.

             Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the July 31, 2003 annual report to stockholders and the Form 10-K filed with the Securities and Exchange Commission on October 28, 2004. The results of operations for the period ending October 31, 2004 are not necessarily indicative of the operating results for the full year.

        B. DISASTER RELIEF SUBSIDY

             Under the Agricultural Assistance Act of 2003, the Commodity Credit Corporation (CCC) has been directed to pay $60,000,000 in compensation to Louisiana sugarcane producers and processors suffering economic losses from the effects of Tropical Storm Isadore, Hurricane Lili and excessive rains in October, 2002. Under the plan, the CCC paid in October, 2003, the processors 93% of the total based on a predetermined formula, less a 7% holdback for appeals purposes. The processors then paid the cane suppliers based on existing contracts between the mills and the farmers. The 7% holdback will be disbursed at the conclusion of the appeals process.

             Management estimates the gross amount to be paid to the Company to be $4,386,000 before the 7% holdback and payments to farmers of 65%. After farmer payments, the Company's portion of the proceeds is estimated to be approximately $1,535,000. These amounts are before rentals to be received from producers on Company owned land. The 7% holdback was received in October, 2004 and the Company's portion was $84,882.19.








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

  Results of Operations:
  ----------------------

   General Information:
   --------------------
          The Company commenced grinding on September 21, 2004. As of December 1, 2004, the Company is averaging 207 pounds of sugar per ton of cane compared to 207 and 172 pounds of sugar per ton for the last two years, respectively. Sugar yields are about the same as last year. However, dry weather and excessive rainfall at inappropriate times, has reduced the tonnage of sugarcane per acre. The Company expects to grind approximately 770,000 tons of cane this crop compared to 901,639 and 1,027,182 tons for the previous two years, respectively. In all probability, the Company will produce about 17,000 tons less sugar than the previous year because of the unusually short crop.
          Lost time percent is excellent at 2.61 percent for the current crop compared to 4.96 percent and 7.94 percent for the previous two years. Average tons ground per crop day was 9,753 at December 1, 2004 compared to 9,827 and 9,911 on the same day for the previous two years. The basis price paid to farmers for the crop years 2003, 2002 and 2001 was 20.35 cents per pound, 20.68 and 20.45, respectively. The price for the current year (2004 crop) is down to around 20.00 cents per pound as of October 31, 2004.










                                        I-6                                -8-




     Sugar and Molasses Sales:
     -------------------------

          Sugar and molasses sales for the three months ended October 31, 2004 and 2003 were as follows:
                                                2004         2003
                                               ------       ------
              Raw sugar sales              $ 4,168,897   $ 6,135,213
              Molasses sales                   547,827       287,145
                                           ------------ -------------
                                           $ 4,716,724   $ 6,422,358
                                           ============ =============

          As of October 31, 2004, the Company had shipped 9,926 tons of raw sugar compared to 14,416 tons shipped as of October 31, 2003. Raw sugar sales are down from last year and inventories up due to lesser demand from refiners. Shipments of raw sugar are dictated by the refiners based on their needs and production schedules.

          Molasses production is up slightly at 5.06 gallons per ton of sugarcane as of October 31, 2004 compared to 5.27 gallons per ton and
     4.92 gallons per ton for the last two years. As of October 31, 2004, the Company had shipped 1,821,466 gallons of molasses compared to 1,061,662 gallons the previous year. The molasses price is down slightly this year over the previous two years. Currently, the molasses price is fixed at $51.40 per ton compared to $53.75 and $60 for the previous two years.

     Interest Earned:
     ----------------

         Interest earned was $3,037 for the three months ending October 31, 2004 compared to $920 for the same period last year.

     Mineral Leases and Royalties:
     -----------------------------

          Mineral leases and royalties were $404,921 for the three months ended October 31, 2004 compared to $130,356 for 2003 and $86,274 for
     2002.   There were no new oil and gas leases granted for the three month period ended October 31, 2004. The increase in 2004 compared to 2003 is a result of royalties received on a new well completed in May, 2003.
     All royalties are applied to the Company's long-term debt.

     Other Revenues:
     ---------------

          Other revenues consist mainly of miscellaneous income and cane land rentals. Cane land rentals for the three months ended October 31, 2004 were $572,366 compared to $580,542 for the same period in the prior year. Other revenue for October 31, 2003 includes a disaster payment received under the Agricultural Assistance Act of 2003. The Company received the final 7% holdback totaling $84,882.19 in October 2004 and that amount was accrued at July 31, 2004. See Note B to the financial statements for further information on the disaster payment.



                                      I-7                                 -9-




     Cost of Products Sold:
     ----------------------

          Cost of products sold decreased to $2,961,590 for the three months ended October 31, 2004 compared to $6,082,543 for the three month period ending October 31, 2003. The two storms during the previous year's crop contributed to the large cost of products sold at October 31, 2003. Higher inventories also contributed to the lower cost of products sold for the current year. At October 31, 2003, inventories were $9,111,937 compared to $13,159,822 this year. Refiners continue to require the Company to hold sugar for longer periods. Costs relating to sales are charged to cost of products sold.

     General and Administrative Expenses:
     ------------------------------------

          General and administrative expenses were $371,075 for the current period and $212,984 for the same period last year. The increase was primarily caused by increases in legal expenses relating to the Company going private, bonuses and hospitalization costs.

     Interest Expense:
     -----------------

          Interest expense increased to $301,086 for the three months ended October 31, 2004 from $136,414 for the three months ended October 31, 2003. The increase includes $157,215 due M. A. Patout & Son, Ltd. for interest cost incurred by them on the Company's behalf.

     Income Taxes:
     -------------

          Income taxes (credit) for the three month periods ending October 31, 2004 and 2003 were recorded at the statutory rate of 38 percent which reflects the 34 percent federal corporate rate plus 4 percent state income taxes.

     Liquidity and Capital Resources:
     --------------------------------

          At October 31, 2004, the Company had negative working capital of $1,004,605 compared to negative working capital of $4,173,568 at October 31, 2003. Working capital ratios were .94:1 and .77:1 respectively.

          Typically, the Company begins short-term borrowing during the idle season to finance company operations and capital additions. At July 31, 2004, short-term debt outstanding was $8,404,000 and at October 31, 2004 short-term debt had increased to $11,635,500. At July 31, 2003, short-term debt was $4,207,023 and had increased to $12,000,000 by October 31, 2003. With refiners requiring the Company to store sugar longer, short-term borrowings have increased to finance operations. At October 31, 2004, the Company had inventories of $13,159,822 compared to $9,114,937 on October 31, 2003. Inventories on hand at July 31, 2004 were $8,406,006 whereas on July 31, 2003 inventories totaled $2,638,131. The $12,000,000 short-term debt outstanding at October 31, 2003 includes financing for a new boiler costing approximately $3,500,000 installed and placed in service in early

                                       I-8                               -10-





     October, 2003. In November, 2003 the Company financed $3,000,000 payable in twelve consecutive semi-annual payments of $250,000 plus interest at the rate of 5.75% per annum. The first payment on the note was due March 31, 2004. The Company will continue to use the proceeds from oil and gas royalties to pay down long-term debt. The Company has a $17,000,000 line of credit with a bank.

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




      PART II - OTHER INFORMATION

         ITEM 1  - LEGAL PROCEEDINGS

            There have been no material developments in the legal proceedings reported in the Company's Annual Report on Form 10-K for the year ended July 31, 2004.

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


     DATE   December 13, 2004                By /s/ Craig P. Caillier
         ---------------------------         ------------------------
                                              CRAIG P. CAILLIER
                                              PRESIDENT AND CEO




    DATE    December 13, 2004                By /s/ Stanley H. Pipes
        ----------------------------         -------------------------
                                              STANLEY H. PIPES
                                              VICE PRESIDENT AND TREASURER






























                                     II-2                                -13-




 EXHIBIT 11

				STERLING SUGARS, INC.
                         COMPUTATION OF EARNINGS PER SHARE

                                                   Years Ended October 31
                                                  -----------------------
                                                      2004        2003
                                                  ------------ ------------
 Primary
  Income (Loss)                                   $ 1,434,901  $ 1,414,807
                                                  ===========  ===========


 Shares
  Weighted average number of common
  shares outstanding                              $ 2,500,000  $ 2,500,000
                                                  -----------  -----------
  Primary earnings (loss) per share                      $.57         $.57
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

     b) Evaluated the effectiveness of the restrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation;
                                                                         -14-


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

  Date: December 13, 2004
        -----------------
  /s/ Craig P. Caillier
  ----------------------
  Craig P. Caillier
  President and Chief Executive Officer


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

  Date: December 13, 2004
        -----------------

        /s/ Stanley H. Pipes
        --------------------
        Stanley H. Pipes
        Vice President and Treasurer
       (Principal Financial and Accounting Officer)


EXHIBIT 32.1


                          CERTIFICATION PURSUANT TO
                           18 U.S.C. SECTION 1350,
                           AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

       In connection with the Quarterly Report of Sterling Sugars, Inc.
  (the "Company") on Form 10-Q for the quarter ending October 31, 2004 as filed with the Securities and Exchange Commission on the date hereof
  (the "Report"), I, Craig P. Caillier, President and Chief Executive Officer of the Company, and I, Stanley H. Pipes, Vice President and Treasurer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

       (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

       (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                      /s/ Craig P. Caillier
  Date: December 13, 2004              ---------------------
                                       Craig P. Caillier
                                       President and Chief Executive Officer

  Date: December 13, 2004              /s/ Stanley H. Pipes
                                       ____________________
                                       Stanley H. Pipes
                                       Vice President & Treasurer