Form 10-Q
period 2005-01-31
STERLING SUGARS INC
filed 2005-03-15
CIK 94185

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                                   FORM 10-Q

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended January 31, 2005

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

        There were 2,500,000 common shares outstanding at March 4, 2005.


                                                  Total number of pages  -18-

                                                                          -1-


                           STERLING SUGARS, INC.

                                 I N D E X

                                                                  PAGE
                                                                 NUMBER
        PART I:  FINANCIAL INFORMATION:

         ITEM 1. FINANCIAL STATEMENTS

                 Condensed balance sheets January 31, 2005
                 (unaudited) and July 31, 2004                     I-1

                 Statements of earnings and retained earnings
                 Six months ended January 31, 2005 (unaudited)
                 and 2004 (unaudited)                              I-2

                 Statements of earnings and retained earnings
                 Three months ended January 31, 2005 (unaudited)
                 and 2004 (unaudited)                              I-3

                 Statements of cash flows
                 Six months ended January 31, 2005 (unaudited)
                 and 2004 (unaudited)                              I-4

                 Notes to condensed financial statements
                 Three and six months ended January 31, 2005
                 and 2004                                          I-5

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

         ITEM 4. CONTROLS AND PROCEDURES                           I-9

        PART II. OTHER INFORMATION:

         ITEM 4. SUBMISSSION OF MATTERS TO A VOTE OF SECURITY
                 HOLDERS                                          II-1

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8K                  II-1

















                                                                       -2-



                            STERLING SUGARS, INC.
                          CONDENSED BALANCE SHEETS

                                                  January 31,    July 31,
                                                     2005          2004
                                                   UNAUDITED       NOTE
     ASSETS:                                    ---------------------------
      CURRENT ASSETS:
       Cash and short-term investments          $  1.641,520  $  1,550,726
       Accounts receivable                         2,813,364     1,405,538
       Inventories at lower of cost or market     19,139,860     8,406,006
       Other current assets                          225,106       504,470
                                                ------------- -------------
            TOTAL CURRENT ASSETS                $ 23,819,850  $ 11,866,740
                                                ------------- -------------
       Property, plant and equipment - net      $ 24,583,641  $ 25,471,499
                                                ------------- -------------
       Expenditures for future crops            $    106,870  $    106,870
                                                ------------- -------------
       Notes receivable - No allowance for
        doubtful accounts considered necessary  $    219,698  $    228,174
                                                ------------- -------------
       Other assets                             $    223,641  $     83,566
                                                ------------- -------------
                                                $ 48,953,700  $ 37,756,849
                                                ============= =============
     LIABILITIES AND STOCKHOLDERS' EQUITY:
      CURRENT LIABILITIES:
       Notes Payable                            $ 15,793,600  $  8,404,000
       Accounts payable and accrued expenses       3,206,026       420,446
       Due cane growers                            3,752,060     3,872,774
       Current portion long-term debt              1,124,065     1,129,327
                                                ------------- -------------
            TOTAL CURRENT LIABILITIES           $ 23,875,751  $ 13,826,547
                                                ------------- -------------
       Long-term debt                           $  2,959,018  $  4,306,491
                                                ------------- -------------
       Deferred income taxes                    $  1,663,618  $  1,663,618
                                                ------------- -------------

     STOCKHOLDERS' EQUITY:
        Common stock                            $  2,500,000  $  2,500,000
        Additional paid in capital                    40,455        40,455
        Retained earnings                         17,914,858    15,419,738
                                                ------------- -------------
                                                $ 20,455,313  $ 17,960,193
                                                ------------- -------------
                                                $ 48,953,700  $ 37,756,849
                                                ============= =============

       NOTE: The balance sheet at July 31, 2004 has been taken from the audited financial statements at that date and condensed.

                   See notes to condensed financial statements


                                      I-1                                -3-




                            STERLING SUGARS, INC.
                 STATEMENT OF EARNINGS AND RETAINED EARNINGS
                                 (UNAUDITED)

                                                SIX MONTHS ENDED JANUARY 31
                                                ---------------------------
                                                     2005         2004
       REVENUES:                                 -----------   -----------

         Sugar and molasses sales                $13,695,766   $26,925,532
         Interest earned                               7,326         4,790
         Mineral leases and royalties                713,607       264,248
         Gain (loss) on disposal of Assets             4,170          -
         Other                                     1,121,981     2,845,138
                                                 -----------   -----------
                                                 $15,542,850   $30,039,708
        COSTS AND EXPENSES:                      -----------   -----------

         Cost of products sold                   $10,250,300   $22,225,215
         General and administrative                  670,136       541,856
         Interest expense                            598,028       325,245
                                                 -----------   -----------
                                                 $11,518,464   $23,092,316
                                                 -----------   -----------
        NET EARNINGS BEFORE INCOME TAXES         $ 4,024,386   $ 6,947,392
        INCOME TAXES                               1,529,267     2,640,009
                                                 -----------   -----------
        NET EARNINGS                             $ 2,495,119   $ 4,307,383

        RETAINED EARNINGS AT BEGINNING OF PERIOD  15,419,739    13,781,536
                                                 -----------   -----------
        RETAINED EARNINGS AT END OF PERIOD       $17,914,858   $18,088,919
                                                 ===========   ===========

        NET EARNINGS PER SHARE                   $      1.00   $      1.72
                                                 ===========   ===========















                    See notes to condensed financial statements




                                       I-2                                 -4-



                             STERLING SUGARS, INC.
                 STATEMENT OF EARNINGS AND RETAINED EARNINGS
                                 (UNAUDITED)

                                               THREE MONTHS ENDED JANUARY 31
                                               -----------------------------
                                                      2005         2004
                                                 -----------   -------------
        REVENUES:

         Sugar and molasses sales                $ 8,979,042   $20,503,174
         Interest earned                               4,289         3,870
         Mineral leases and royalties                308,686       133,892
         Gain on disposal of assets                    4,170          -
         Other                                       275,620       684,884
                                                 -----------   -----------
                                                 $ 9,571,807   $21,325,820
                                                 -----------   -----------
        COSTS AND EXPENSES:

         Cost of products sold                   $ 7,265,775   $16,142,672
         General and administrative                  299,061       328,872
         Interest expense                            296,942       188,831
                                                 -----------   -----------
                                                 $ 7,861,778   $16,660,375
                                                 -----------   -----------
        NET EARNINGS BEFORE INCOME TAXES         $ 1,710,029   $ 4,665,445
        INCOME TAXES                                 649,811     1,772,869
                                                 -----------   -----------
        NET EARNINGS                             $ 1,060,218   $ 2,892,576

        RETAINED EARNINGS AT BEGINNING OF PERIOD  16,854,640    15,196,343
                                                 -----------   -----------
        RETAINED EARNINGS AT END OF PERIOD       $17,914,858   $18,088,919
                                                 ===========   ===========

        NET EARNINGS (LOSS) PER SHARE            $       .42   $      1.16
                                                 ===========   ===========















                   See notes to condensed financial statements



                                      I-3                                 -5-


                            STERLING SUGARS, INC.
                           STATEMENT OF CASH FLOWS
                                (UNAUDITED)
                                                   SIX MONTHS ENDED JANUARY 31
                                                   ---------------------------
                                                        2005         2004
   OPERATING ACTIVITIES:                           ------------  ------------
    Net earnings                                    $ 2,495,119   $ 4,307,383
    Adjustments to reconcile net earnings to net
     cash provided by operating activities:
     Depreciation                                     1,425,000     1,115,725
     (Gain) loss on disposl of assets                    (4,170)         -
    Changes in operating assets and liabilities:
     Increase in accounts receivable                 (1,407,826)   (2,426,689)
     Increase in inventories                        (10,733,854)  (10,140,756)
     Increase in accounts payable accrued
      expenses and due cane growers                   2,664,866     6,700,438
     Other items - net                                 (323,820)      137,652
                                                    -----------  ------------
    Net cash provided (Used In) Operating
     Activities                                     $(5,884,685)  $(  306,247)
                                                   ------------- -------------
    INVESTING ACTIVITIES:
     (Increase) decrease in Notes receivable              8,476        29,901
     Purchase of property, plant and equipment       (  501,211)   (2,429,104)
     Proceeds from sale of assets                         6,350          -
                                                   ------------- -------------
     Net cash used in investing activities         $  ( 486,385) $ (2,399,203)
                                                   ------------- -------------
    FINANCING ACTIVITIES:
     Proceeds from short-term notes payable
      and long-term debt                           $ 21,088,000  $ 21,904,977
     Payments on short-term notes payable
      and long-term debt                            (14,626,136)  (18,693,646)
                                                   ------------  -------------
     Net cash provided by (used in)
      financing activities                         $  6,461,864  $  3,211,331
                                                   ------------- -------------

    Increase (decrease) in cash and temporary
    investments                                    $     90,794  $    505,881
    Cash and temporary investments at the
     beginning of the period                          1,550,726         1,110
                                                   ------------- -------------
    Cash and temporary investments at the
     end of the period                             $  1,641,520  $    506,991
                                                   ============= =============

    Supplemental information:

     Interest paid                                 $    605,419 $    278,385
                                                   ============  ============
     Income taxes paid                             $       -    $     19,110
                                                   ============  ============

                  See notes to condensed financial statements

                                      I-4                                 -6-


                            STERLING SUGARS, INC.
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
              THREE AND SIX MONTHS ENDED JANUARY 31, 2005 AND 2004
                                 (UNAUDITED)


        A. CONDENSED FINANCIAL STATEMENTS:

             The condensed balance sheet as of January 31, 2005, the statements of earnings and retained earnings for the three and six months ending January 31, 2005 and 2004, and the condensed statements of cash flows for the six month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at January 31, 2005 and for all periods presented have been made.

             Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the July 31, 2004 report on Form 10-K filed with the Securities and Exchange Commission on October 27, 2004. The results of operations for the period ending January 31, 2005 are not necessarily indicative of the operating results expected for the full year.



























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

     Results of Operations:

      General Information:

          The Company commenced grinding on September 21, 2004 and completed processing the crop on December 9, 2004. The Company averaged 204 pounds of sugar per ton of cane compared to 207 and 172 pounds of sugar per ton for the last two years, respectively. Sugar yields were down slightly compared to last year and tonnage of cane ground is down significantly. Dry weather and excessive rainfall at inappropriate times reduced the tonnage of sugarcane per acre this year. The Company ground 769,852 tons of cane this crop compared to 901,639 and 1,027,182 tons for the previous two years, respectively. In all probability, the Company will produce about 18,500 tons less sugar than the previous year because of the unusually short crop. Exact figures for production will not be known until all sugar has been shipped.

          Lost time percent was excellent at 3.02 percent for the current crop compared to 4.96 percent and 7.94 percent for the previous two years. Average tons ground per crop day was 9,709 for the crop compared to 10,027 and 9,985 for the previous two years.

         The price the Company receives for its raw sugar is currently averaging 20.09 cents per pound compared to the 20.86 cents per pound for the six months ended January 31, 2004. For the six month period ending January 31, 2002, the Company received 20.33 cents per pound. The Company systematically sells on the futures market throughout the year, which tends to average out the highs and lows over a period of time.

                                      I-6                                -8-




          Blackstrap molasses production was 4.76 gallons per ton of cane this year compared to 4.70 and 4.51 gallons per ton the previous two years, respectively. Total production of molasses was 3,667,644 gallons this year compared to 4,214,128 gallons last year and 4,722,116 gallons for the previous year. The price for blackstrap molasses received this year was $51.43 per ton compared to $43.60 and $49.33 per ton for the previous two years.

     Sugar and Molasses Sales:

         Sugar and molasses sales for the six months ended January 31, 2005 and 2004 were as follows:
                                                2005            2004
                                             -----------     -----------

         Raw sugar sales                     $12,592,488     $25,779,679
         Blackstrap molasses                   1,103,278       1,145,853
                                             -----------     -----------
                                             $13,695,766     $26,925,532
                                             ===========     ===========

         Sugar sales were down substantially for the six months ended January 31, 2005 compared to the same period in 2004 because of lesser demand from sugar refiners. As a consequence, the Company has approximately 45,750 tons of sugar in inventory compared to 30,000 tons the previous year. This sugar is expected to be shipped ratably over the period March-September, 2005. The refiners are requiring raw sugar manufacturers such as Sterling to hold raw sugar for longer periods.
     To be able to accomodate the refiners demands to hold sugar, the Company built a new sugar warehouse this past year at a cost of $876,087. This new addition will enable to Company to store an additional 30,000 tons of raw sugar.

     Interest Earned:

         Interest earned for the six month period ending January 31, 2005 was $7,326 compared to $4,790 for the same period last year. Interest earned was $4,289 for the three month period ending January
     31, 2005 and $3,870 for the same period last year. The Company invested the proceeds received from the government disaster payment hence the increased interest income for the the six months ended January 31, 2005.

     Mineral Leases and Royalties:

          Income from Mineral leases and royalties was up for the six months ended January 31, 2004 totaling $713,607 compared to $264,248 for the same period last year. Royalties for the two periods were $670,735 and $228,448, respectively. Income from Mineral leases for the same periods were $42,872 and $35,800, respectively. The increase in royalty payments is the result of a new well brought in in May, 2003.
     The Company continues to receive royalty payments from the Zenor A16 well located near Patterson, La. Payments received from the two wells have been used to reduce the Company's long-term debt.

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

     DISPOSAL OF ASSETS:

          The Company had a gain of $4,170 for the three and six month periods ended January 31, 2005 and no gain or loss for the three and six months ended January 31, 2004. The gain this year was principally from the sale of used equipment.

     Other Revenues:

          Other revenues, which consist mainly of miscellaneous income items and cane land rentals, were $1,121,981 for the six months ended January 31, 2005 and $2,845,138 for the six months ended January 31, 2004. Cane land rentals for the current period were $966,421 compared to $1,221,353 for the same period last year. Other Revenues for 2004 included a disaster payment of $1,641,875.

     Cost of Products Sold:

          Cost of products sold totaled $10,250,300 for the six months ended January 31, 2005 and $22,225,215 for the six months ended January 31, 2004. The large decrease in sales of $13,229,766 coupled with the large raw sugar inventory results in the much lower cost of goods sold this year. The installation of a new boiler saved approximately $300,000 over previous year costs which also reduced the cost of products sold.

     General and Administrative Expenses:

          General and administrative expenses were $670,136 for the six months ended January 31, 2005 and $541,856 for the same period last year. The increase is principally due to legal expenses incurred in connection with the Company's proposal to go private and bonuses paid to company management. Legal expenses at January 31, 2005 were $181,041 compared to $49,608 for the same period last year. Bonuses were $65,294 for the current period and none for the six month period ended January 31, 2004.

     Interest Expense:

          Interest expense was $598,028 compared to $325,245 for the six months ended January 31, 2005 and 2004, respectively. The higher interest cost resulted from the Company having to hold sugar for longer
     periods which resulted in much higher short-term debt.   Short-term debt
     outstanding at January 31, 2005 was $15,793,600 compared to $5,096,000 at January 31, 2004. Long-Term debt also decreased to $2,959,018 for the period ended January 31, 2005 from $4,306,491 for the year ended July 31, 2004. The Company continues to use the proceeds received from oil and gas royalties to pay down long-term debt.



                                    I-8                               -10-


           Interest rates on short-term debt ranged from a low of 3.75% on August 2, 2004 to a high of 4.75% on January 31, 2005 which coupled with the higher short-term debt resulted in an increase in interest costs of $272,783.

     Net Earnings:

          The Statement of Earnings and Retained Earnings for the six months ended January 31, 2005 is showing a profit of $4,024,386 before income taxes compared to $6,947,392 for the same period last year. Budgets for the next six months ended July 31, 2005 indicate the Company will probably show a loss for the year ended July 31, 2005. Because of the highly seasonal nature of the sugar industry, it is not unusual to have a substantial profit for the six months ending January 31 of each year. For the year ended July 31, 2004, the Company had net earnings before income taxes of $2,218,896 and and had shown a profit of $6,947,392 for the six months ended January 31, 2004.

          The above is based on management's best estimates taking into consideration budgeted expenditures for the next six months and other factors that may affect the earnings or losses of the Company. Circumstances and events that may happen in the future cannot be predicted and earnings could be significantly different from that shown January 31, 2005.

     Income Taxes:

          The income tax expense for the three and six month periods ending January 31, 2005 and 2004 were recorded at the statutory rate of 38 percent, which reflects the 34 percent federal corporate rate plus 4 percent state income taxes.

     Liquidity and Capital Resources:

          At January 31, 2005, the Company had a negative working capital of $55,901 compared to a negative working capital of $1,959,807 at July 31, 2004. Due to the seasonal nature of the industry, it is not uncommon to have a negative working capital balance at July 31 of each year or just before the start of the new season.

         In November, 2003, the Company borrowed $3,000,000 payable in 12 semi-annual installments of $250,000 each. Interest is also payable semi-annually at a 5.75% rate. Proceeds from the loan were used to partially fund the new boiler installed for the 2003 crop.

         For the period February 1, 2005 to September 30, 2005, the Company has budgeted $3,274,300 for repairs and $1,250,000 for capital improvements to the factory. The Company expects to finance some of these expenditures internally with any excess financed short-term through a bank with which the Company has a $17,000,000 line of short-term credit.




                                      I-9                                -11-



     Item 4. Disclosure Controls

          Our principal executive officer and principal accounting officer have evaluated our disclosure controls and procedures within 90 days prior to the date of filing of this Quarterly Report on Form 10-Q for the period ending January 31, 2005. They believe that our current internal controls and procedures are effective and designed to ensure that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the appropriate time periods specified by the SEC, and that such information is accumulated and communicated to our principal executive officer and principal accounting officer as appropriate to allow timely decisions to be made regarding required disclosure. Subsequent to the date of the evaluation, there were no significant corrective actions taken by us or other changes made to these internal controls. Management does not believe there were changes in other factors that could significantly affect these controls subsequent to the date of the evaluation.

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

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                 NONE

         ITEM 6  - EXHIBITS AND REPORTS ON FORM 8K
                   (a) Exhibits
                       Exhibit   Description                          Page
                       ----------------------------------------------------
                       11        Computation of Earnings per Share     15
                       31.1      Section 906 Certification of Chief    15
                                  Executive Officer
                       31.2      Section 906 Certification of Chief    16
                                  Financial Officer
                       32.1      Certification Pursuant to 18 U.S.C.   17
                                  Section 1350, as Adopted Pursuant
                                  to Section 906 of the Sarbanes-Oxley
                                  Act of 2002

                   (b) Reports on Form 8K
                       No reports on Form 8-K have been filed for the period.




























                                   II-1                                -13-



                                  SIGNATURES



        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             STERLING SUGARS, INC.
                                                 (REGISTRANT)


     DATE     March 15, 2005               By /s/ Craig P. Caillier
              --------------                  ---------------------
                                              CRAIG P. CAILLIER
                                              PRESIDENT AND
                                              CHIEF EXECUTIVE OFFICER



    DATE      March 15, 2005               By /s/ Stanley H. Pipes
              --------------                  ---------------------
                                              STANLEY H. PIPES
                                              VICE PRESIDENT AND TREASURER




























                                     II-2                                -14-




 EXHIBIT 11

				STERLING SUGARS, INC.
                         COMPUTATION OF EARNINGS PER SHARE

                                                   Years Ended January 31
                                                  -----------------------
                                                      2005        2004
                                                  ------------ ------------
 Primary
  Income (Loss)                                   $ 2,495,119  $ 4,307,383
                                                  ============ ============

 Shares
  Weighted average number of common
  shares outstanding                                2,500,000    2,500,000
                                                    ----------   ----------
  Primary earnings (loss) per share                     $1.00        $1.72
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

  Date: March 15, 2005
       ----------------
  /s/ Craig P. Caillier
  ----------------------
  Craig P. Caillier
  President and Chief Executive Officer


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

  Date: March 15, 2005
        -----------------

        /s/ Stanley H. Pipes
        --------------------
        Stanley H. Pipes
        Vice President and Treasurer
       (Principal Financial and Accounting Officer)


EXHIBIT 32.1


                          CERTIFICATION PURSUANT TO
                           18 U.S.C. SECTION 1350,
                           AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

       In connection with the Quarterly Report of Sterling Sugars, Inc.
  (the "Company") on Form 10-Q for the six months ending January 31, 2005 as filed with the Securities and Exchange Commission on the date hereof
  (the "Report"), I, Craig P. Caillier, President and Chief Executive Officer of the Company, and I, Stanley H. Pipes, Vice President and Treasurer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

       (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

       (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.
                                                                         -17-


                                       /s/ Craig P. Caillier
  Date: March 15, 2005                 ---------------------
                                       Craig P. Caillier
                                       President and Chief Executive Officer

  Date: March 15, 2005                 /s/ Stanley H. Pipes
                                       ____________________
                                       Stanley H. Pipes
                                       Vice President & Treasurer














































                                                                        -18-