Form 10-Q
period 2005-04-30
STERLING SUGARS INC
filed 2005-06-10
CIK 94185

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                                   FORM 10-Q

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended April 30, 2005

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

        YES X  NO

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 in the Exchange Act).

        YES    NO X

        There were 2,500,000 common shares outstanding at May 27, 2005.



                                                  Total number of pages    18

                                                                          -1-



                            STERLING SUGARS, INC.

                                 I N D E X

                                                                  PAGE
                                                                 NUMBER
        PART I:  FINANCIAL INFORMATION:

         ITEM 1. FINANCIAL STATEMENTS

                 Condensed balance sheets April 30, 2005
                 (unaudited) and July 31, 2004                     I-1

                 Statements of earnings and retained earnings
                 Nine months ended April 30, 2005 (unaudited)
                 and 2004 (unaudited)                              I-2

                 Statements of earnings and retained earnings
                 Three months ended April 30, 2005 (unaudited)
                 and 2004 (unaudited)                              I-3

                 Statements of cash flows
                 Nine months ended April 30, 2005 (unaudited)
                 and 2004 (unaudited)                              I-4

                 Notes to condensed financial statements
                 Three and nine months ended April 30, 2005
                 and 2004                                          I-5

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

         ITEM 4. CONTROLS AND PROCEDURES                           I-9

        PART II. OTHER INFORMATION:

         ITEM 5. OTHER INFORMATION                                II-1

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8K                  II-1



















                                                                         -2-



                            STERLING SUGARS, INC.
                          CONDENSED BALANCE SHEETS

                                                  April 30,      July 31,
                                                     2005          2004
                                                   UNAUDITED       NOTE
     ASSETS:                                    ---------------------------
      CURRENT ASSETS:
       Cash and short-term investments          $  1,832,937  $  1,550,726
       Accounts receivable                         3,182,245     1,405,538
       Inventories at lower of cost or market      9,998,502     8,406,006
       Other current assets                          410,895       504,470
                                                ------------- -------------
            TOTAL CURRENT ASSETS                $ 15,424,579  $ 11,866,740
                                                ------------- -------------
       Property, plant and equipment - net      $ 24,558,492  $ 25,471,499
                                                ------------- -------------
       Expenditures for future crops            $    306,802  $    106,870
                                                ------------- -------------
       Notes receivable - No allowance for
        doubtful accounts considered necessary  $    339,523  $    228,174
                                                ------------- -------------
       Other assets                             $     91,482  $     83,566
                                                ------------- -------------
                                                $ 40,720,878  $ 37,756,849
                                                ============= =============
     LIABILITIES AND STOCKHOLDERS' EQUITY:
      CURRENT LIABILITIES:
       Notes Payable                            $ 12,148,800  $  8,404,000
       Accounts payable and accrued expenses       1,330,067       420,446
       Due to cane growers                         3,230,975     3,872,774
       Current portion long-term debt              1,124,065     1,129,327
                                                ------------- -------------
            TOTAL CURRENT LIABILITIES           $ 17,833,907  $ 13,826,547
                                                ------------- -------------
       Long-term debt                           $  2,518,567  $  4,306,491
                                                ------------- -------------
       Deferred income taxes                    $  1,663,618  $  1,663,618
                                                ------------- -------------

     STOCKHOLDERS' EQUITY:
        Common stock                            $  2,500,000  $  2,500,000
        Additional paid in capital                    40,455        40,455
        Retained earnings                         16,164,331    15,419,738
                                                ------------- -------------
                                                $ 18,704,786  $ 17,960,193
                                                ------------- -------------
                                                $ 40,720,878  $ 37,756,849
                                                ============= =============

       NOTE: The balance sheet at July 31, 2004 has been taken from the audited financial statements at that date and condensed.

                   See notes to condensed financial statements



                                      I-1                                -3-



                            STERLING SUGARS, INC.
                 STATEMENT OF EARNINGS AND RETAINED EARNINGS
                                 (UNAUDITED)

                                                NINE MONTHS ENDED APRIL 30
                                                ---------------------------
                                                      2005         2004
                                                      ----         ----
        REVENUES:

         Sugar and molasses sales                $ 21,997,748  $ 29,703,169
         Interest earned                               13,532        10,213
         Mineral leases and royalties                 978,646       431,043
         Gain on disposal of assets                   233,046        25,857
         Other                                      1,153,458     2,833,937
                                                 ------------  ------------
                                                 $ 24,376,430  $ 33,004,219
                                                 ------------  ------------

        COSTS AND EXPENSES:

         Cost of products sold                   $ 21,510,916  $ 26,518,560
         General and administrative                   833,236       758,708
         Interest expense                             831,322       503,492
                                                 ------------  ------------
                                                 $ 23,175,474  $ 27,780,760
                                                 ------------  ------------

        NET EARNINGS (LOSS) BEFORE INCOME TAXES  $  1,200,956  $  5,223,459
        INCOME TAXES (CREDIT)                         456,363     1,984,914
                                                 ------------  ------------
        NET EARNINGS (LOSS)                      $    744,593  $  3,238,545

        RETAINED EARNINGS AT BEGINNING OF PERIOD   15,419,738    13,781,536
                                                 ------------  ------------
        RETAINED EARNINGS AT END OF PERIOD       $ 16,164,331  $ 17,020,081
                                                 ============  ============
        NET EARNINGS (LOSS) PER SHARE            $        .30  $       1.30
                                                 ============  ============










                    See notes to condensed financial statements








                                      I-2                                 -4-




                            STERLING SUGARS, INC.
                 STATEMENT OF EARNINGS AND RETAINED EARNINGS
                                 (UNAUDITED)

                                               THREE MONTHS ENDED APRIL 30
                                              -----------------------------
                                                      2005         2004
                                                      ----         ----
        REVENUES:

         Sugar and molasses sales               $  8,301,982   $ 2,777,637
         Interest earned                               6,206         5,423
         Mineral leases and royalties                265,039       166,795
         Gain (Loss) on disposal of assets           228,876        25,857
         Other                                        31,477       (11,201)
                                                 ------------  ------------
                                                $  8,833,580   $ 2,964,511
                                                 ------------  ------------

        COSTS AND EXPENSES:

         Cost of products sold                   $11,260,616   $ 4,293,345
         General and administrative                  163,100       216,852
         Interest expense                            233,294       178,247
                                                 ------------  ------------
                                                 $11,657,010   $ 4,688,444
                                                 ------------  ------------

        NET LOSS BEFORE INCOME TAXES             $(2,823,430)  $(1,723,933)
        INCOME TAXES (CREDIT)                     (1,072,903)     (655,095)
                                                 ------------  ------------
        NET LOSS                                 $(1,750,527)  $(1,068,838)

        RETAINED EARNINGS AT BEGINNING OF PERIOD  17,914,858    18,088,919
                                                 ------------  ------------
        RETAINED EARNINGS AT END OF PERIOD       $16,164,331   $17,020,081
                                                 ============  ============

        NET LOSS PER SHARE                       $      (.70)  $(      .43)
                                                 ============  ============










                    See notes to condensed financial statements







                                      I-3                                 -5-




                            STERLING SUGARS, INC.
                           STATEMENT OF CASH FLOWS
                                (UNAUDITED)
                                                  NINE MONTHS ENDED APRIL 30
                                                  ---------------------------
                                                         2005         2004
                                                         ----         ----
   OPERATING ACTIVITIES:
    Net earnings (Loss)                             $   744,593   $  3,238,545
    Adjustments to reconcile net earnings to net
     cash provided by operating activities:
     Depreciation                                      1,942,048     1,580,219
     (Gain) loss on disposal of assets               (   233,046)  (    25,857)
     Income tax refund                                   192,286          -
    Changes in operating assets and liabilities:
     Increase in accounts receivable                 ( 1,776,707)  ( 1,343,586)
     Increase in inventories                         ( 1,592,496)  ( 7,556,553)
     Increase in accounts payable accrued
      expenses and due cane growers                      251,752     2,977,183
     Other items - net                                   201,340   (   347,874)
                                                    ------------  ------------
    Net cash provided by operating activities       $ (  270,230) $( 1,477,923)
                                                    ------------  ------------
    INVESTING ACTIVITIES:
     Collection on notes receivable                 $      8,651  $     36,276
     Issuance of notes receivable                     (  120,000)   (   31,200)
     Purchase of property, plant and equipment        (1,218,373)   (3,089,697)
     Proceeds from sale of assets                        265,550       354,600
                                                    ------------- ------------
     Net cash used in investing activities          $ (1,064,172) $ (2,730,021)
                                                    ------------  ------------
    FINANCING ACTIVITIES:
     Proceeds from short-term notes payable
      and long-term debt                            $ 23,485,000  $ 26,968,748
     Payments on short-term notes payable
      and long-term debt                             (21,868,387)  (21,204,672)
                                                    ------------  ------------
     Net cash provided by financing activities      $  1,616,613  $  5,764,076
                                                    ------------  ------------
    Increase in cash and temporary investments      $    282,211  $  1,556,132
    Cash and temporary investments at the
     beginning of the period                           1,550,726         1,110
                                                    ------------  ------------
    Cash and temporary investments at the
     end of the period                              $  1,832,937  $  1,557,242
                                                    ============= ============
    Supplemental information:

     Interest paid                                  $    882,015  $    470,977
                                                    ============  ============
     Income taxes paid                              $        -0-        19,110
                                                    ============  ============

                  See notes to condensed financial statements




                                      I-4                                 -6-



                            STERLING SUGARS, INC.
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
              THREE AND NINE MONTHS ENDED APRIL 30, 2005 AND 2004
                      (UNAUDITED)          (CONTINUED)


        A. CONDENSED FINANCIAL STATEMENTS:

             The condensed balance sheet as of April 30, 2005, the statements of earnings and retained earnings for the three and nine months ending April 30, 2005 and 2004, and the condensed statements of cash flows for the nine month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at April 30, 2005 and for all periods presented have been made.

             Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the July 31, 2004 report to stockholders and/or the Form 10-K filed with the Securities and Exchange Commission on October 29, 2004.
           The results of operations for the period ending April 30, 2005 are not necessarily indicative of the operating results expected for the full year.




























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

     Results of Operations:

      General Information:

         The Company's grinding season started on Septmeber 21, 2004 and and was completed on December 9, 2004. The Company averaged approximately 204 pounds of sugar per ton of cane compared to 207 and 172 pounds of sugar per ton the previous two years. Sugar yields are down slightly compared to last year and tonnage of cane ground is down significantly. Dry weather and excessive rainfall at inappropriate times reduced the yield of sugarcane per acre this year. The Company ground 769,852 tons of sugarcane for the 2004 crop compared to 901,639 tons of sugarcane for the 2003 crop. The Company processed 1,046,748 tons of sugarcane for the 2002 crop.

         Sugar yield for the past crop is estimated at 204 pounds per ton of cane compared to 207 and 175 pounds per ton of cane the previous two years, respectively. The lower yield for the 2002 crop resulted from Tropical Storm Isadore and Hurricane Lili. Also, weather during the
     2002 crop was unusually wet which resulted in higher costs for harvesting and processing the cane.

         The average price the Company received for its raw sugar is currently averaging 19.66 cents per pound compared to 20.72 cents per pound for the 2003 crop and 20.57 cents per pound for the 2002 crop. The Company systematically sells on the futures market throughout the year, which tends to average out the highs and lows over a period of time.






                                      I-6                                -8-



          Blackstrap molasses production for the 2004 crop was 4.76 gallons per ton of cane compared to 4.99 and 5.36 gallons per ton the previous two years, respectively. Total production of molasses was 3,667,644 gallons this year compared to 4,495,809 gallons last year and 5,514,088 gallons for the previous year. The price received for blackstrap molasses for the nine months ended April 30, 2005 was $51.44 per ton compared to $43.63 and $49.75 per ton for the previous two years, respectively.

     Sugar and Molasses Sales:

         Sugar and molasses sales for the nine months ended April 30, 2005 and 2004 were as follows:
                                                2005            2004
                                             -----------     -----------

         Raw sugar sales                     $20,894,470     $28,523,544
         Blackstrap molasses                   1,103,278       1,179,625
                                             -----------     -----------
                                             $21,997,748     $29,703,169
                                             ===========     ===========

         Sugar sales were down substantially for the nine months ended April 30, 2005 compared to the same period in 2004 because of lesser demand during the season from sugar refiners. At April 30, 2005, the Company had on hand approximately 23,493 tons of raw sugar and at April 30, 2004, the Company had on hand approximately 23,870 tons of raw sugar. Although sugar on hand was approximately the same for both years, the Company ground a lot less cane this year compared to last year which resulted in much lower sales for the nine months ended April 30, 2005 compared to sales last year for the same period. Molasses sales were down slightly compared to the nine months ended April 30, 2004. Lower production, coupled with a higher price, kept molasses sales just below that of last year. All molasses had been shipped as of April 30, 2005 and April 30, 2004.

     For the three months ended April 30, 2005 raw sugar sales were up substantially at $8,301,982 compared to $2,777,637 for the same period last year. The difference in sales is due to shipping patterns dictated by the refiners. At January 31, 2005 the Company had inventories of $19,139,860 whereas on January 31, 2004 the Company had only $12,778,887 in inventories. This difference resulted in greater shipments of sugar during the third quarter ended April 30, 2005 and higher sales compared to the third quarter ended April 30, 2004.

     Interest Earned:

         Interest earned for the nine month period ending April 30, 2005 was $13,532 compared to $10,213 and $2,114 for the previous two years, respectively. The higher interest income for the current year reflects the investment of the Company's portion of the disaster relief payment received from the government. All the funds received from the disaster payment were invested short-term.





                                     I-7                               -9-



     Mineral Leases and Royalties:

          Income from Mineral leases and royalties were up for the nine months ended April 30, 2004 totaling $978,646 compared to $431,043 and $224,520 for the previous two years, respectively. Royalties for the current year were $935,775 and for the previous two periods they were $358,842 and $195,813, respectively. Income from Mineral leases for the same periods were $42,872, $72,201 and $28,707, respectively. In November, 2000, the Company began receiving royalty payments from a new well named Zenor A16 located near Patterson, La. (St. Mary Parish) and in May, 2003 another well was brought in in St. Mary Parish which has resulted in the increased royalty income for the current period. Royalties received from these wells are being used to reduce the Company's long-term debt.

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

     DISPOSAL OF ASSETS:

          The Company recorded a gain of $233,046 for the nine months ending April 30, 2005. The gain was principally from the sale of eight acres of land and some factory equipment. A gain of $25,857 was recorded the year before mainly from the sale of a warehouse. A gain of gain of $171,137 for the nine months ended April 30, 2003 resulted principally from the sale of property located in LaFourche and St. Mary Parishes.

     Other Revenues:

          Other revenues, which generally consist of miscellaneous income items and cane land rentals, were $1,153,458 for the nine months ended April 30, 2005 and $2,833,937 for the nine months ended April
     30, 2004. Cane land rentals for the current period were $971,256 compared to $1,219,622 for the same period last year. The lower cane land rentals reflect the short 2004 crop. Other Revenues for 2004 also include a disaster payment from the U. S. Government of $1,526,946.

     Cost of Products Sold:

          Cost of products sold totaled $21,510,916 for the nine months ended April 30, 2005 and $26,518,560 for the nine months ended April 30, 2004. The large decrease in this account results from the decrease in sales of raw sugar and molasses for nine months ended April 30, 2004. The costs charged to this account are relative to the sales of raw sugar and molasses. For the three months ended April 30, 2005 cost of products sold increased to $11,260,616 from $4,293,345 the previous year. At January 31, 2005 the Company had inventories of $19,139,860 compared to $12,778,887 at January 31, 2004. At April 30, 2005 inventories were $9,998,502, a reduction of $9,141,358, and at April 30, 2004 inventories were $10,194,684 or a reduction of only $2,584,203. Again, the

                                     I-8                               -10-



     substantial difference in shipments and inventories are dictated by the refiners based on their needs.

     General and Administrative Expenses:

          General and administrative expenses were $833,236 for the nine months ended April 30, 2005 and $758,708 for the same period last year. The increase results primarily from legal and appraisal fees relating to going private.

     Interest Expense:

          Interest expense was $831,322 compared to $503,492 for the nine months ended April 30, 2005 and 2004, respectively. The increase in interest cost resulted from higher short-term borrowings required because of the lesser sugar sales and higher sugar inventory. Short-term debt outstanding at April 30, 2005 was $12,148,800 compared to $7,853,000 at April 30, 2004. Additionally, interest rates were several percentage points higher this year compared to last year.

     Income Taxes:

          The income tax expense (credit) for the three and nine month periods ending April 30, 2005 and 2004 were recorded at the statutory rate of 38 percent, which reflects the 34 percent federal corporate rate plus 4 percent state income taxes.

     Liquidity and Capital Resources:

          At April 30, 2005, the Company had negative working capital of $2,409,327 compared to a negative working capital of $1,959,807 at July 31, 2004. Lower raw sugar sales and the resultant higher short-term debt contributed to the deficit in working capital. Also, due to the seasonal nature of the industry, it is not uncommon to have a negative working capital balance at July 31 of each year or just before the start of the new season.

         The Company installed a new boiler which went on line in September, 2003. The cost of the boiler was $3,551,109. Of this amount, $3,000,000 was financed through a bank at a 5.75% annual interest rate. Terms of the loan require 12 semi-annual payments of $250,000 each with interest payable semi-annually.

         For the period February 1, 2005 to September 30, 2005, the Company has budgeted $3,274,300 for repairs and $1,250,000 for capital improvements to the factory. The Company expects to finance some of these expenditures internally with any excess financed short-term through a bank with which the Company has a $17,000,000 line of short-term credit.


     ITEM 4. DISCLOSURE CONTROLS

          Our principal executive officer and principal accounting officer have evaluated our disclosure controls and procedures within 90 days prior to the date of filing of this Quarterly Report on Form 10-Q for the period ending April 30, 2005. They believe that our current internal controls and procedures are effective and designed to ensure

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


     DATE     June 10, 2005                 By /s/ Craig P. Caillier
         ---------------------------          ---------------------
                                              CRAIG P. CAILLIER
                                              PRESIDENT AND
                                              CHIEF EXECUTIVE OFFICER



    DATE      June 10, 2005                 By /s/ Stanley H. Pipes
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



 EXHIBIT 11

				STERLING SUGARS, INC.
                         COMPUTATION OF EARNINGS PER SHARE

                                                 Nine Months Ended April 30
                                                 --------------------------
                                                      2005         2004
                                                 ------------- ------------
 Primary
  Income                                          $   744,593  $ 3,238,545
                                                  ============ ============

 Shares
  Weighted average number of common
  shares outstanding                                2,500,000    2,500,000
                                                    ----------   ----------
  Primary earnings (loss) per share                      $.30       $1.30
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

  Date: June 10, 2005
       ----------------
  /s/ Craig P. Caillier
  ----------------------
  Craig P. Caillier
  President and Chief Executive Officer


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

  Date: June 10, 2005
        -----------------

        /s/ Stanley H. Pipes
        --------------------
        Stanley H. Pipes
        Vice President and Treasurer
       (Principal Financial and Accounting Officer)

EXHIBIT 32.1


                          CERTIFICATION PURSUANT TO
                           18 U.S.C. SECTION 1350,
                           AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

       In connection with the Quarterly Report of Sterling Sugars, Inc.
  (the "Company") on Form 10-Q for the nine months ending April 30, 2005 as filed with the Securities and Exchange Commission on the date hereof
  (the "Report"), I, Craig P. Caillier, President and Chief Executive Officer of the Company, and I, Stanley H. Pipes, Vice President and Treasurer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

       (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

       (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                       /s/ Craig P. Caillier
  Date: June 10, 2005                  ---------------------
        -------------                  Craig P. Caillier
                                       President and Chief Executive Officer

  Date: June 10, 2005                 /s/ Stanley H. Pipes
        -------------                 ---------------------
                                       Stanley H. Pipes
                                       Vice President & Treasurer